Form 10-Q
period 1995-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1995-11-14
CIK 830156

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10 Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       -----------------------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 1995


Commission file number 33-20385


American Retirement Villas Properties II
----------------------------------------------------
(Exact name of Registrant as specified in it's charter)


California                                       33-0278155
--------------                                   -----------------
state or other jurisdiction                      (IRS Employer Identification
of organization                                  Number)


245 Fischer Avenue, Suite D-1
Costa Mesa, California                           92626
------------------------------                   ---------
(address of principal executive                  (zip code)
office)


Registrant's telephone number,                   (714) 751-7400
including area code                              ----------------------


Indicate by a check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES    X                                NO
    -----------                           ----------

                                  PART I ITEM 1

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                              1995             1994
                                   ASSETS                                  (UNAUDITED)       (AUDITED)
                                                                           -----------       -----------
Properties, at cost (notes 4 and 5)
                     Land                                                  $ 2,902,684       $ 2,902,684
                     Building and improvements, less
                       accumulated depreciation of $5,153,599
                       in 1995 and $3,865,219 in 1994                       15,390,084        15,669,092
                     Leasehold property and improvements,
                       less accumulated amortization of
                       $5,614,996 in 1995 and $5,595,821
                       in 1994                                                 934,913         1,764,926
                     Furniture, fixtures and equipment less
                       accumulated depreciation of $4,822,261
                       in 1995 and $1,108,392 in 1994                          867,349           692,250
                                                                           -----------       -----------
                                                 Net Properties             20,095,029        21,028,952


Cash and cash equivalents, including restricted
  cash of $856,919 in 1995 and $724,494 in 1994                              1,105,608         1,329,594
Other assets                                                                   482,570           406,291
                                                                           -----------       -----------
                                                 Total assets              $21,683,207       $22,764,837
                                                                           ===========       ===========

                                   LIABILITIES AND PARTNERS' CAPITAL

Notes Payable (note 5)                                                     $ 6,945,022       $ 7,189,166
Accounts payable and accrued expenses                                          962,390           772,228
Amounts payable to affiliates (note 3)                                          59,811           494,423
Distribution payable to partners                                               615,101           544,381
                                                                           -----------       -----------
                                                 Total Liabilities           8,582,323         9,000,198

Partners' capital (note 2)
                     34,995 units outstanding at September 30,
                     1995 and December 31, 1994                             13,100,883        13,764,639

                                                                           -----------       -----------
                     Total liabilities and partners' capital               $21,683,207       $22,764,837
                                                                           ===========       ===========

See accompanying notes to financial statements.

              AMERICAN RETIREMENT VILLAS PROPERTIES II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                STATEMENTS OF OPERATIONS (UNAUDITED)

                 FOR QUARTER ENDED SEPTEMBER 30, 1995
                 FOR QUARTER ENDED SEPTEMBER 30, 1994
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994


                                                                      QUARTER      QUARTER        NINE MONTHS  NINE MONTHS
                                                                    ENDED SEPT    ENDED SEPT       ENDED SEPT   ENDED SEPT
                                                                     30, 1995      30, 1994         30, 1995     30, 1994
                                                                   -----------   -----------      -----------   -----------
Revenues:
      Rent                                                         $ 3,698,576   $ 3,529,534      $11,039,557   $10,435,719
      Assisted living                                                  501,794       455,598        1,491,171     1,258,516
      Interest                                                           3,804         4,101           11,725        12,480
      Other                                                             41,623        51,113          133,915       149,196
                                                                   -----------   -----------      -----------   -----------
                                  Total Revenues                     4,245,796     4,040,346       12,676,367    11,855,911
                                                                   -----------   -----------      -----------   -----------

Costs and expenses :
      Rental property operations (note 3)                            2,224,129     2,236,727        6,704,321     6,475,123
      Assisted living (note 3)                                         224,124       202,675          643,969       571,642
      General and administrative (note 3)                              456,974       449,770        1,361,759     1,377,267
      Ground rent (note 4)                                             291,766       290,861          865,148       884,619
      Depreciation and amortization                                    515,654       432,889        1,577,366     1,820,488
      Property taxes                                                   120,868       180,092          378,623       317,557
      Advertising                                                       25,332        29,286           75,933        79,527
      Interest                                                         150,347       142,794          445,579       441,843
                                                                   -----------   -----------      -----------   -----------
                                  Total costs and expenses           4,009,194     3,965,095       12,052,697    11,968,067

                    Net Income (loss) before forgiveness of debt       236,602        75,251          623,670      (112,156)

      Forgiven Debt                                                          0             0          452,947             0
                                                                   -----------   -----------      -----------   -----------
                    Net Income (loss)                                  236,602        75,251        1,076,617      (112,156)

                    Net Income (loss) to General Partner                 2,366           753           10,766        (1,122)

                    Net Income (loss) to Limited Partner           $   234,236   $    74,499      $ 1,065,851   $  (111,034)
                                                                   ===========   ===========      ===========   ===========

                    Net Income (loss) per Limited Partner
                      unit                                         $      6.69   $      2.13      $     30.46   $     (3.17)
                                                                   ===========   ===========      ===========   ===========


See accompanying notes to financial statements.

              AMERICAN RETIREMENT VILLAS PROPERTIES II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1994

                                                                           1995               1994
                                                                        (UNAUDITED)        (UNAUDITED)
                                                                        -----------        -----------
       Cash flows from operating activities:
                     Net Income (loss)                                  $ 1,076,617        $  (112,156)
                     Adjustments to reconcile net loss
                       to cash provided by operating activities:
                       Depreciation and amortization                      1,577,366          1,820,488
                     Change in assets and liabilities:
                                   (Increase) decrease in other assets      (76,279)            11,284
                                   Increase in accounts payable
                                     and accrued expenses                   190,162            179,045
                                   (Decrease) Increase in amounts
                                     payable to affiliates                 (434,612)           102,861
                                                                        -----------        -----------
                     Total adjustments                                    1,256,637          2,113,678

       Net cash provided by operating activities                          2,333,254          2,001,523
                                                                        -----------        -----------
       Cash flows from (used in) investing activities:
                     Capital expenditures                                  (332,708)          (284,567)
                     Acquisition of autos                                  (166,196)                 0
                                                                        -----------        -----------
       Net cash used in investing activities                               (498,904)          (284,567)
                                                                        -----------        -----------
       Cash flows from (used in) financing activities:
                     Principal payments of long term debt                  (104,292)           (83,227)
                     Net payments under line of credit                     (275,000)          (375,000)
                     Distributions paid                                  (1,679,044)        (1,325,451)
                                                                        -----------        -----------
       Net cash used by financing
         activities                                                      (2,058,336)        (1,783,678)
                                                                        -----------        -----------
       Net Decrease in cash and cash
         equivalents                                                       (223,986)           (66,722)

       Cash & cash equivalents at beginning of period                     1,329,594          1,171,682
                                                                        -----------        -----------
       Cash and cash equivalents at the end of
         the period                                                     $ 1,105,608        $ 1,104,960
                                                                        ===========        ===========

See accompanying notes to financial statements.

                     AMERICAN RETIREMENT VILLAS PROPERTIES II
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     SEPTEMBER 30, 1995
                     -----------------------------------------

(1)  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

Basis of Accounting
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Carrying Value of Real Estate
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Restricted Cash
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Loan Fees
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Rental Income
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Income Taxes
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Net Income (Loss) per Limited Partner Unit
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Cash and Cash Equivalents
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

                                                                     (continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES II
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     SEPTEMBER 30, 1995
                     -----------------------------------------

Reclassifications
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) TRANSACTIONS WITH AFFILIATES
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following additional comments. For the nine months ended September 30, 1995 property management and partnership management fees of $633,988 and $224,590, respectively, were paid or accrued to the Managing General Partner.

(4) PROPERTIES
-----------------------------------------------------------

Covina Villa:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Valley View Lodge of Rossmoor:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Retirement Inn of Daly City:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Retirement Inn of Fullerton:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Retirement Inn of Sunnyvale:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

                     AMERICAN RETIREMENT VILLAS PROPERTIES II
                     (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                     SEPTEMBER 30, 1995
                     -----------------------------------------

Retirement Inn of Fremont:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Retirement Inn of Campbell:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Retirement Inn of Burlingame:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Inn at Willow Glen:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

Montego Heights Lodge:

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(5) NOTES PAYABLE
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(6) ESOP
-----------------------------------------------------------

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

         PART I  ITEM II
         AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

(1)      LIQUIDITY.

         The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1995, net cash provided by operating activities was approximately $2,333,254 as compared to cash provided by operating activities of approximately $2,001,523 for the nine months ended September 30, 1994.

         During the nine months ended September 30, 1995, the Registrant used net cash in investing activities of $498,904 compared to $284,567 for the nine months ended September 30, 1994. The Registrant's investing activities consisted of capital improvements made on its four properties.

         During the nine months ended September 30, 1995, the Registrant used net cash in financing activities of $2,058,336 compared to $1,783,678 for the nine months ended September 30, 1994. The Registrant's financing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

         The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $981,000 ,as of September 30, 1995, which matures on September 20, 2000. The amount of this indebtedness is minor in relation to the Registrant's equity.

(2)      CAPITAL RESOURCES.

         Registrant contemplates spending approximately $500,000 for capital expenditures during 1995 for physical improvements at its four facilities. The funds for these improvements should be available from operations.

         There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

(3)      RESULTS OF OPERATIONS.

         THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

         Revenue for the three months ended September 30, 1995, and the three months ended September 30, 1994 includes rental income and Assisted Living income from all four properties, interest earned on cash balances and other revenue. Total revenues for the three months ended September 30, 1995 were $4,245,796, an increase of approximately 5% over revenues of $4,040,346 for the three months ended September 30, 1994.

         AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         The largest component of revenue, rent, increased by approximately 5% from the three months ended September 30, 1994 to the three months ended September 30, 1995. The increase in rent was due to an increase in occupancy of approximately 4% and an increase in rental rates of approximately 1%.

         Revenue from Assisted Living increased by approximately 10% from the three months ended September 30, 1994 to the three months ended September 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

         Interest and other revenue decreased by over 17% from the three months ended September 30, 1994 to the three months ended September 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

         Sources of revenue for the three months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                                                 THREE MONTHS ENDED          THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1995          SEPTEMBER 30, 1994

Rent                                                $3,698,576                  $3,529,534

Assisted Living                                        501,794                     455,598

Interest                                                 3,804                       4,101

Other                                                   41,623                      51,113
                                                    ----------                  ----------
                                                    $4,245,796                  $4,040,346
                                                    ==========                  ==========


         Total cost and expenses for the three months ended September 30, 1995 were $4,009,194, an increase of approximately 1% over costs and expenses of $3,965,095 for the three months ended September 30, 1994.

         The largest component of expenses, rental property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses remained the same from the three months ended September 30, 1994 to the three months ended September 30, 1995.

         Assisted Living expenses consist primarily of the related payroll expense. Assisted living expenses increased by over 10% from the three months ended September 30, 1994 to the three months ended September 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

         AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased over 1% from the three months ended September 30, 1994 to the three months ended September 30, 1995.

         Depreciation and amortization expense increased by over 19% from the three months ended September 30, 1994 to the three months ended September 30, 1995. This increase is due to the purchase of autos.

         Interest expense increased over 5% for the three months ended September 30, 1994 compared to the three months ended September 30, 1995, as a result of lease financing obtained for the purchase of autos.

         Selected costs and expenses for the three months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                                                 THREE MONTHS ENDED          THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1995          SEPTEMBER 30, 1994
Rental Property Operations                          $2,224,129                  $2,236,727

Assisted Living                                        224,124                     202,675

General and Administrative                             456,974                     449,770

Depreciation and Amortization                          515,654                     432,889

Property Taxes                                         120,868                     180,092

Interest                                               150,347                     142,794

         NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

         Revenue for the nine months ended September 30, 1995, and the nine months ended September 30,1994 includes rental income and Assisted Living revenue from all four facilities, interest earned on cash balances and other revenue. Total revenues for the nine months ended September 30, 1995 were $12,676,367 an increase of approximately 7% over revenues of $11,855,911 for the nine months ended September 30, 1994.

         The largest component of revenue, rent, increased by over 5% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. This increase in rent was due to an increase in occupancy of approximately 4% and an increase in rental rates of over 1%.

         Revenue from Assisted Living increased by over 18% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

         AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         Interest and other revenue decreased by approximately 10% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

         Sources of revenue for the nine months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                                                 NINE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1995          SEPTEMBER 30, 1994
Rent                                               $11,039,557                $10,435,719

Assisted Living                                      1,491,171                  1,258,516

Interest and Other                                     145,640                    161,676
                                                   -----------                -----------
Total Revenue                                       $6,176,611                $11,855,911
                                                   ===========                ===========

         Total costs and expenses for the nine months ended September 30, 1995 were $12,052,697, an increase of approximately 1% over costs and expenses of $11,968,067 for the nine months ended September 30, 1994.

         The largest component of expenses, rental property operations, consist primarily of the property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by almost 4% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. The increase in rental property operating expenses is primarily due to increased in payroll expenses and increases in occupancy which generate increases in expenses.

         Assisted Living expenses consist primarily of the related payroll expense. Assisted Living expenses increased by over 12% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased about 1% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995.

         Depreciation and amortization expense decreased by more than 13% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

         Interest expense increased almost 1% for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1995, as a result of the lease financing of vehicles.

         AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         Selected costs and expenses for the nine months ended September 30, 1995 and September 30, 1994 are as follows:

                                                 NINE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1995          SEPTEMBER 30, 1994

Rental Property Operations                         $6,704,321                  $6,475,123

Assisted Living                                       643,969                     571,642

General and Administrative                          1,361,759                   1,377,267

Depreciation and Amortization                       1,577,366                   1,820,488

Property Taxes                                        378,623                     317,557

Interest                                              445,579                     441,843

                     PART II
                     AMERICAN RETIREMENT VILLAS PROPERTIES II
                     (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 1         LEGAL PROCEEDINGS
-----------------------------------------------------------

                     None


ITEM 2         CHANGE IN SECURITIES
-----------------------------------------------------------

                     None


ITEM 3         DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------------------------

                     None


ITEM 4         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

                     None


ITEM 5         OTHER INFORMATION
-----------------------------------------------------------

A. On May 25, 1995 the Managing General Partner had a name change from ARV Housing Group, Inc. to ARV Assisted Living, Inc..

B.                   Form 8-A General Form for Registration of Securities -
                     Filed July 19, 1995.

Item 6         EXHIBITS AND REPORTS ON FORM 8K
-----------------------------------------------------------

A.                   Exhibit 27  Financial Data Schedule

B.                   None

                                                                   (continued)

                     AMERICAN RETIREMENT VILLAS PROPERTIES II
                     (A CALIFORNIA LIMITED PARTNERSHIP)


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            AMERICAN RETIREMENT VILLAS PROPERTIES II,
            A CALIFORNIA LIMITED PARTNERSHIP


                 By     ARV Assisted Living, Inc.
                     -------------------------------
                        Managing General Partner


Date:  November 11, 1995    By             /s/  GARY L. DAVIDSON
                                --------------------------------------------
                                               Gary L. Davidson
                                            Chairman of the Board


Date:  November 11, 1995    By          /s/  GRAHAM ESPLEY JONES
                                --------------------------------------------
                                            Graham Espley Jones
                                          Chief Financial Officer