Form 10-K/A
period 1994-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-01-30
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1994

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER: 0-26468

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         CALIFORNIA                                          33-0278155
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


           245 FISCHER AVENUE, SUITE D-1, COSTA MESA, CALIFORNIA   92626
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          UNITS OF LIMITED PARTNERSHIP
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $34,995,000 as of March 1, 1995, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 34,995 Units outstanding.

                                TABLE OF CONTENTS

                    AMERICAN RETIREMENT VILLAS PROPERTIES II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM  1.   BUSINESS

           Formation and General Development.
           Industry Segments.
           Narrative Description of Business.
           Foreign and Domestic Operations and Export Sales.

ITEM 2.    PROPERTIES

           Covina Villa                                         Burlingame
           Montego Heights Lodge                                Campbell
           Daly City                                            Fremont
           Fullerton                                            Sunnyvale
           Valley View Lodge of Rossmoor                        Willow Glen

ITEM 3.    LEGAL PROCEEDINGS

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

ITEM 6.    SELECTED FINANCIAL DATA

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

                                     PART I

ITEM 1.  BUSINESS

         FORMATION AND GENERAL DEVELOPMENT.

         The Registrant, is a California limited partnership formed in February of 1988 to develop, invest in, own and operate residential retirement facilities. The Registrant operates ten facilities, all of which are located in California. The General Partners made all decisions concerning property acquisitions and will make all decisions concerning dispositions of the facilities. The Registrant has not made any investment which the General Partners believe puts the Registrant's capital at unusual risk.

         INDUSTRY SEGMENTS.

         The Registrant considers its business to represent only one industry segment, the development, investment in, ownership and operation of residential retirement facilities.

         NARRATIVE DESCRIPTION OF BUSINESS.

         To understand the business done and intended to be done by the Registrant, it is first necessary to understand the market for potential residents.

         As the average life span increases and more people live longer, the number of senior citizens continues to grow. As quoted in the 1994 Orange County Services Directory, the U.S. Census Bureau's statistics show that worldwide, the number of people over 65 now increases by 800,000 per month and predict that, by 2010, the rate of increase will be 1,100,000 per month. Housing alternatives for healthy senior citizens include residing as a senior member of a family, with a relative, a friend, in a home or apartment, a boarding house, or a retirement facility. The General Partners believe, based on their experience, that a housing market exists for the senior citizen who wishes to rent a private room or suite in a facility which provides food service, housekeeping and other amenities which ease the daily burdens of such tasks as shopping, cooking and cleaning. The General Partners are of the opinion that this market will continue to grow.

         Residents rent on a month-to-month basis and for one monthly rate receive all meals, mail service, linens and laundry. The staff provides services and security on a 24-hour basis. In addition, certain services ("Assisted Living") are provided to residents in need of additional care such as bathing, grooming and assisting with the self administration of medication. Higher monthly rents are charged for such Assisted Living services. Neither medical treatment nor facilities, however, are provided. Each project is designed to cater to the needs of the individuals who are ambulatory, in relative good health and without need of specialized or continuing medical attention.

         Each of the Registrant's ten facilities was designed to fit its particular site and marketplace. Also, certain common characteristics exist. Each facility devotes approximately 40% of its space to common areas such as recreation rooms, dining rooms, hallways, and kitchen facilities. The kitchens are fully equipped to serve three meals a day and snacks to all residents. Individual rooms consist of a suite containing a bathroom and sleeping and sitting area. The buildings are set in garden settings, including patios and other outdoor areas for resident use.

         A key ingredient to the Registrant's business is obtaining and retaining competent on-site management. While the Registrant has established procedures and operating manuals, obtaining and maintaining competent on-site management remains a constant challenge.

         There are no specific limits on the amount of long term financing which might be employed on any specific facility or all of the Registrant's facilities, collectively, except for the fact that no loan may be in an amount which is in excess of 70% of a facility's appraised value. The Registrant owns some of the facilities outright and has leased others. Some facilities were acquired subject to existing debt at rates which continue to be favorable in today's commercial market. In addition, most of the debt is in connection with projects acquired subject to HUD (United States Department of Housing and Urban Development) insured financing. The Registrant operates the HUD insured projects as assisted living complexes providing rental, food service, daily housekeeping, and assisted living services to senior citizen residents without HUD rental support programs. Since each specific facility required its own particular mix of cash, financing, and development effort, the Registrant has adhered to a flexible financing/borrowing policy.

         The Registrant was initially capitalized at $35,000,000 and the amount of debt to which the Registrant is subject totals approximately $7,189,000 at December 31, 1994, evidencing that the Registrant has adhered to its general policy of low leverage.

         Within a particular geographic location, residential retirement facilities compete principally on the basis of the quality of the housing, food, recreational activities, resident assistance and other items which make up the American Retirement Villas package. Competition in the five principal market areas in which the Registrant's facilities are located is limited, and is discussed under ITEM 2. below. In addition, other forms of residential housing such as mobile home parks, Assisted Living facilities, apartments, and to a lesser extent, single family homes, compete with residential retirement facilities. The General Partners believe that there is a demand for high quality residential retirement facilities. They foresee future demand to continue to be high in relation to supply.

         The personnel working at each facility are all employed by ARV Management, Inc., a wholly owned subsidiary of the corporate managing general partner. The 10 facilities employ 347 employees.

         Although the expiration of the minimum holding period (five to seven years) is approaching, there is no definite plan to sell any facility in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, the needs of the Registrant, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, the Registrant may accept purchase money obligations secured by mortgages as part payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

ITEM 2.  PROPERTIES

     INTRODUCTION

         The Registrant owns or leases 10 separate operating facilities, all of which were acquired from unaffiliated sellers. Two of the facilities (the improvements and a leasehold interest in Covina Villa and fee title to Montego Heights Lodge) were purchased in separate transactions, and eight facilities were acquired in one transaction from Retirement Inns of America, a subsidiary of Avon Products, Inc. The Registrant owns fee title to three of the former Avon facilities and holds a long term ground lease on each of the other five (See descriptions below).

         The following materials describe each facility, its location, and highlight the terms of any lease or financing to which a facility is subject. For a comprehensive understanding of the Registrant's marketing efforts, the discussion concludes with a review of the competition faced by the Registrant in each of the five broad market areas in which its ten facilities operate. For all ten facilities the rental agreements with tenants are on a month to month basis.

         COVINA VILLA

         The 34,000 square foot, two story facility contains 64 residential units and a common area including a central dining room, living room, lounges, beauty shop and library. The site contains 1.4 acres of land at 825 W. San Bernardino Road, Covina. Two major freeways are less than three miles away and two community hospitals, a neighborhood shopping center and Covina Park are located within a three block radius. The neighborhood consists of a mix of commercial and well maintained single family homes and apartments.

         The Registrant is the lessee of a ground lease expiring in 2037. Ground rental for 1994 was approximately $114,500 and the lease contains cost of living increases. The furniture, fixtures, and equipment are pledged as collateral security for the ground lease. The leasehold interest in the facility is not subject to any loan secured by a deed of trust. The average occupancy rate during 1994 was 71% and the average rental rate was $1,331. At March 12, 1995, 53 of its 64 units were occupied for an occupancy rate of 83%.

         MONTEGO HEIGHTS LODGE

         The facility is located at 1400 Montego, Walnut Creek, one mile from the Walnut Creek Civic Center and the Bart Station which links the community with San Francisco 20 miles to the west. The major highways to which the facility has close access are Highway 24 which connects the cities of Lafayette, Orinda, Walnut Creek and Piedmont, and U.S. Highway 680, one mile to the West. John Muir Hospital and Heather Farms Park, a 102 acre complex featuring recreation facilities for entertainment, are two blocks away.

         The site consists of approximately four acres of land and two and four story connected buildings, containing 170 studio and one bedroom units. Common areas include a central dining room, library, hobby and billiards room, living room, private dining room, beauty shop, laundry room, auditorium and spacious private grounds, including waterscape, a koi pond with circulating water, an aviary and residents' garden. The average occupancy rate during 1994 was 84% and the average rental rate was $1,406. At March 12, 1995, 156 of the facility's 170 units were occupied for an occupancy rate of 92%.

         The land and buildings are subject to a loan with an unpaid principal balance of $3,473,805 at December 31, 1994. The loan bears interest at 7.5% per annum, with principal and interest payments of $26,171 per month, and is due August 1, 2018. The loan may be prepaid in full on payment of an adjusted premium charge as required by regulations promulgated under the National Housing Act.

                  THE FOLLOWING EIGHT FACILITIES WERE ACQUIRED
                     FROM AVON PRODUCTS, INC., IN APRIL 1989

         The interior of each of the eight facilities devotes between 40% and 50% of the area to residential units. The balance consists of a common area including a central dining room, a main living room, smaller living rooms, some smaller private dining rooms, laundry rooms, beauty and barber shops, and various residents' lounges. Each facility is set in a garden surrounding containing open areas, patios, walkways, and some barbecue and other outdoor recreational facilities.

         DALY CITY; FULLERTON; VALLEY VIEW LODGE OF ROSSMOOR.

         Registrant owns fee title to these three facilities.

         RETIREMENT INN OF DALY CITY is a 36,874 square foot, two story building containing 95 residential units, located on 1.15 acres of land at 501 King Drive, Daly City, in a well maintained residential neighborhood. In addition to the normal common area facilities, Retirement Inn of Daly City has an activity room, beauty shop, a general store and a private dining room. The site is within one mile of a major freeway and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 87% and the average rental rate was $1,169. At March 12, 1995, 86 of the 95 units were occupied for an occupancy rate of 91%.

         RETIREMENT INN OF FULLERTON is a 38,155 square foot, two story building containing 68 residential units located on .99 acres at 1621 E. Commonwealth Avenue, Fullerton, in a well maintained residential neighborhood. The site is one mile east of the City Center, within two miles of two major freeways, and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 90% and the average rental rate was $1,279. At March 12, 1995, 66 of the 68 units were occupied for an occupancy rate of 97%.

         The land and buildings are subject to a loan with an unpaid principal balance of $353,333 at December 31, 1994. The loan bears interest at 1% in excess of the bank's prime rate of 8.5% at December 31, 1994, with monthly principal payments of $1,333 plus interest. All unpaid principal and interest are due December 1, 1996.

         VALLEY VIEW LODGE OF ROSSMOOR is a 97,590 square foot, two story building containing 125 residential units, located on 4.55 acres at 1228 Rossmoor Parkway, Walnut Creek, one quarter mile from the entrance to Leisure World of Rossmoor. In addition to the normal common area facilities, Valley View Lodge has a billiard room, an auditorium, an arts and craft studio and a separate game and card room. This site is two miles from the Walnut Creek Civic Center, within one mile of a major freeway, and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 97% and the average rental rate was $1,704. At March 12, 1995, 122 of the 125 units were occupied for an occupancy rate of 98%.

         The land and buildings related to the Valley View property are subject to a loan with an unpaid principal balance of $2,850,371 at December 31, 1994. The loan bears interest at 8.25% per annum, with principal and interest payments of $23,468 per month, and is due November 1, 2016. The loan may be prepaid in full on payment of an adjusted premium charge as required by regulations promulgated under the National Housing Act.

         BURLINGAME; CAMPBELL; FREMONT; SUNNYVALE; WILLOW GLEN.

         The Registrant is the lessee on long term ground leases for each of these 5 facilities. Each lessor is a limited partnership unrelated to any General Partner or Affiliate of the Registrant. Fee title to the land under each of the five facilities is subject to a HUD insured loan and the Registrant's monthly rent includes payment of all underlying debt service. The leases are triple net with the Registrant being responsible for utilities, taxes and insurance.

         RETIREMENT INN OF BURLINGAME is a 35,772 square foot, four story building containing 68 residential units located on a compact 1/2 acre site at 250 Myrtle Road, Burlingame, in a well maintained residential neighborhood. The site is two miles from San Francisco International Airport, within one mile of two major freeways and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 91% and the average rental rate was $1,467. At March 12, 1995, 68 of the 68 units were occupied for an occupancy rate of 100%.

         The initial lease term expires August 26, 1997. The Registrant holds the option to renew for two 10 year periods and intends to exercise the option for both periods. Monthly rent is $18,200 and the lease does not contain any cost of living or other escalation clauses. Ground rental for 1994 was approximately $218,400.

         RETIREMENT INN OF CAMPBELL is a 34,754 square foot, two story building containing 72 living units located on 1.1 acres at 290 North San Tomas Acquino Road, Campbell, in a well maintained residential neighborhood. The site is nine miles from downtown San Jose, within three miles of two major freeways and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 94% and the average rental rate was $1,305. At March 12 , 1995, 69 of the 72 units were occupied for an occupancy rate of 96%.

         The initial lease term expires August of 1995. The Registrant holds the option to renew for two 10 year periods and intends to exercise the option for both periods. Monthly rent is $12,670 and the lease does not contain any cost of living or other escalation clauses. Ground rental for 1994 was approximately $152,000.

         RETIREMENT INN OF FREMONT is a 35,466 square foot, two story Mediterranean style wood frame building containing 70 residential units located on 1.3 acres at 38801 Hastings Street, Fremont in a well maintained residential neighborhood. The site is within one mile of the Fremont Civic Center and is one half block from a major thoroughfare connecting to Highway 880 which, in turn, connects San Jose, 18 miles to the south and Oakland, 24 miles to the north. Fire protection, emergency health care and other community services are all within one mile. The average occupancy rate during 1994 was 91% and the average rental rate was $1,312. At March 12, 1995, 67 of the 70 units were occupied for an occupancy rate of 96%.

         The initial lease term expires January of 1997. The Registrant holds the option to renew for two 10 year periods and intends to exercise this option for both periods. Monthly rent is $13,891 and the lease does not contain any cost of living or other escalation clauses. Ground rental for 1994 was approximately $166,700.

         RETIREMENT INN OF SUNNYVALE is a 61,478 square foot, two story H-shaped building surrounding a courtyard and containing 123 residential units, located on 2.1 acres at 175 East Remington Drive, Sunnyvale. The site is three blocks west of El Camino Real, less than two miles from a major freeway and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 96% and the average rental rate was $1,364. At March 12, 1995, 116 of the 123 units were occupied for an occupancy rate of 94%.

         The initial lease term expires March of 1996. The Registrant holds the option to renew for two 10 year periods and intends to exercise this option for both periods. Monthly rent is $25,165 and the lease does not contain any cost of living or other escalation clauses. Ground rental for 1994 was approximately $302,000.

         THE INN AT WILLOW GLEN is a 47,717 square foot two story building containing 84 residential units located on 1.5 acres at 1185 Pedro Street, San Jose in a well maintained residential neighborhood. The site is across the street from a racquet club, five miles from the San Jose Civic Center, one half mile from a major freeway joining San Jose to San Francisco and is served by fire protection, emergency health care and other community services. The average occupancy rate during 1994 was 97% and the average rental rate was $1,368. At March 12, 1995, 84 of the 84 units were occupied for an occupancy rate of 100%.

         The initial lease term expires in November 1997. The Registrant holds the option to renew for two 10 year periods and intends to exercise this option for both periods. Monthly rent, which is fixed for the balance of the term, is $16,402, plus bonus rent which is calculated by multiplying $40,000 times the percentage by which annual rents exceed the 1981 base year. Bonus rent for 1994 approximated $1,350 per month, and this amount is not expected to materially increase over the term of the lease. Mortgage insurance premium is approximately $720 per month in 1994. Approximately $9,000 was paid in 1994 for mortgage insurance premiums in conjunction with the change in lenders. Ground rental for 1994 was approximately $221,700.

         COMPETITION/MARKETING DATA

         The U.S. Census Bureau reports that 10.6 of the California population is over 65 years of age, and projects an 8% annual increase in the assisted living population. Census projections for 1994 indicate a population of approximately 3,567,000 people in California over 65, and an assisted living population in California of at least 13% of those over 65 or approximately 463,700.

         There are five distinct geographic market areas ("Market Areas") into which the Registrant's 10 facilities fall. A review of these Market Areas follows.

         1.    SAN FRANCISCO PENINSULA

         Two facilities are in Market Area 1: Retirement Inn of Daly City and Retirement Inn of Burlingame. These facilities are approximately 12 miles apart. The cities of Daly City, Pacifica and the southern portion of the City of San Francisco are the immediate market for the Daly City site. Burlingame, Hillsborough and San Mateo and parts of Foster City, San Carlos and Millbrae are the immediate market for the Burlingame site. This combined primary market area, defined as an approximate 10 mile radius from each site, contains approximately 1,504,000 people. The demographics in each market reveal a general population base, household income figures and percentage of senior citizens that meet the standards used by the General Partners in determining feasibility for other facilities which they have developed and now manage.

         Assuming 10.6% of the population is over 65 and that a minimum of 13% of that constitutes the primary residential care market, there are currently 20,700 potential residents in the target market areas. In Market Area 1 there are six facilities now offering similar services and features. These six have a combined total of 583 units potentially housing 850 residents. The Retirement Inn of Daly City and the Retirement Inn of Burlingame bring the total present capacity in Market Area 1 to 1,500 seniors that can be housed in this fashion, or about 20% saturation of the target market. While the General Partners' experience reveals that 25 to 33% of units are rented by persons who come from outside the primary area, this addition to market size is offset partially by indirect competition from small board and care homes, minimum service senior apartments and life care facilities. These smaller housing categories are not included in the figures.

         2.    GREATER SAN JOSE

         Three facilities are in Market Area 2: the Retirement Inn of Sunnyvale, the Retirement Inn of Campbell, and the Inn at Willow Glen are within 15 miles of each other. The cities of Sunnyvale, Palo Alto, Los Altos, Mountain View, Cupertino and Santa Clara comprise the primary market area for the Sunnyvale site. The Campbell and Willow Glen properties, five miles from each other add the cities of Los Gatos, Campbell and Saratoga to their target market, but are not contemplated to draw substantially from the communities of Mountain View, Palo Alto and Los Altos. Each facility's primary market area is defined as an approximate 10 mile radius from the site. Market Area 2 contains approximately 1,810,800 people and shows favorable demographics relating to the rental of units. The percentage of senior citizens, household income figures and the population base meet the standards used by the General Partners in determining feasibility for other facilities which they have developed and now manage.

         Assuming 10.6 percent of the population is over 65, and that a minimum of 13% of this population constitutes the primary residential care market, Market Area 2 provides nearly 25,000 potential residents. In Market Area 2 there are currently nine facilities now offering services and features similar to the subject properties. These facilities have a combined total of 1,900 units potentially housing, approximately 3,000 residents, or about 26% saturation of the target market. In the General Partners experience, 25 to 33% of the resident population of a facility of this type will come from outside the primary market. However, this addition to the market size is partially offset by indirect competition from small board and care homes, minimum service senior apartments, and life care facilities that include a nursing component.

         In addition to the residential retirement facilities, there are 966 units available in this market Area 2 as life or assisted care accommodations.

         3.    EAST BAY AREA

         Three facilities are in Market Area 3: the Retirement Inn of Fremont, Montego Heights and Valley View Lodge of Rossmoor in Walnut Creek. The cities of Fremont, Hayward, Newark, Milpitas, Union City and San Lorenzo comprise the Fremont sites primary market. Both Valley View Lodge and Montego Heights locations are served most extensively by the cities of Walnut Creek, Berkeley, Piedmont, Orinda, Lafayette, Moraga, Alamo, Danville, Pleasant Hill, Concord and Rossmoor's Leisure World development which in itself houses approximately 8,500 seniors over the age of 65.

         The immediate market area is defined as a 12 mile radius due to urban growth patterns, topography and accessibility by major thoroughfares. Market Area 3 contains approximately 800,000 people and demonstrates household income, percentage of senior citizens and general population base figures that meet the standards used by the General Partners in determining feasibility for other facilities which they have developed and manage.

         Assuming 10.6 percent of the population is over 65, and that a minimum of 13% of this population constitutes the primary residential care market, Market Area 3 provides approximately 11,000 potential residents.

         Five facilities, two of which are within one mile of the Retirement Inn of Fremont, offer services and features similar to the Retirement Inn of Fremont with a combined total of 604 units potentially housing 725 residents. Adding the subject property results in a capacity of 805 seniors that may be accommodated in this fashion, or about 31% saturation of the market.

         The total number of units available in the Walnut Creek/Concord area, including Montego Heights Lodge and Valley View Lodge, are approximately 1,190, or about 44% market saturation. The General Partners' experience reveals that 25 to 33% of units are rented by persons who come from outside the primary market area. Nevertheless, this addition to market size is partially offset by indirect competition from small board and care homes, minimum service senior apartments and life care communities.

         4.    FULLERTON - ORANGE COUNTY

         One facility is in Market Area 4: the Retirement Inn of Fullerton.

         Market Area 4 contains approximately 442,000 people. Assuming that 10.6% of the population is over 65 and that a minimum of 13% of this population constitutes the primary residential care market, there are approximately 6,000 potential residents in the primary area served by 12 facilities including the Retirement Inn of Fullerton. These facilities offer similar features and services. Competitive sites total 1,443 living units potentially housing 1,650 residents or about 35% market saturation. In the Registrant's experience, the market may be expanded 25 to 33% due to units rented by residents coming from outside the primary area. Market saturation is also increased by indirect competition from small board and care homes, minimum service senior apartments, and life care communities offering a continuum of care including medical services. There are several of the latter type within the defined market not included in the figures of available units. ARV Housing Group, Inc., a California corporation ("ARVHG") (formerly American Retirement Villas Corporation) manages and has a General Partner's interest in three similar facilities located within the market area.

         The 11 competing facilities are:

         Canyon Hills, Anaheim Hills. Upscale 195 unit facility. Similar prices and services. Difficult to find location. Fringe of market area. Operating at 90% of capacity.

         Acacia Villa, Fullerton. Operated by ARVHG. 66 unit licensed facility. Operating at 92% of capacity at March 12, 1995.

         Emerald Court, Anaheim. 178 unit facility (30 licensed residential care units and 148 unlicensed units). Fewer services at higher rates. 90% occupied.

         Goldstar Manor, Fullerton. 73 unit licensed facility specializing in care for residents on government subsidy. 78% occupied.

         La Palma Royale, Anaheim. 130 unit facility with operating plans similar to Goldstar Manor. 90% occupied.

         Nohl Ranch Inn. 133 unit unlicensed facility near Canyon Hills. Fewer services than Bradford Square. Operating at 78% of capacity with Assisted Living offered.

         Villa De Palma, Placentia. 111 unit licensed facility operated by ARVHG. 91% occupied at March 12, 1995.

         West Anaheim Royale, Anaheim. 100 unit licensed facility appealing to lower income residents and offering more care. Operating at 85% of occupancy.

         Bradford Square, Fullerton. 92 unit licensed facility operated by ARVHG. 95% occupied at March 12, 1995.

         Sunnycrest Chalet, Fullerton. 130 units licensed facility 6 years old. 90% occupied. Offers Assisted Living.

         Park Plaza, Orange. 99 unit facility. Features Assisted Living and light assistance. Occupancy percentage not available.

         5.    COVINA

         One facility is in Market Area 5: Covina Villa.

         Market Area 5 contains approximately 244,000 people. Assuming 10.6% of the population is over 65, and that a minimum of 13% of this population constitutes the primary residential care market, there are approximately 3,400 potential residents in the market area. Currently there are four facilities offering services and features similar to Covina Villa. These facilities have a combined total of 495 units that may house 800 residents - about 24.5% saturation of the target market. In addition, the General Partners' experience reveals that 25% to 33% of units are rented by persons who come from outside the primary area, thus adding to the potential market base.

         The four competing facilities are:

         Country Villa. About 3 miles from Covina Villa, this licensed facility offers prices and services comparable to Covina Villa. The building is over 10 years old and operates at or near resident capacity of 85.

         Bridge Creek. Five miles from Covina Villa, this unlicensed facility is operated as a hotel offering few personal services to residents. Rental rates are comparable to Covina Villa. This facility operates at or near resident capacity of 125.

         San Dimas Retirement Center. About 9 miles from Covina Villa, this facility caters to those on government assistance programs and those in need of Assisted Living. Pricing is comparable to Covina Villa with less desirable building and grounds and amenities. This facility operates at or near its resident capacity of approximately 450 people.

         Rancho Park Villa. Rancho Park Villa is owned by American Retirement Villas Properties, an affiliate partnership managed by this Registrant's General Partners. Because it is on the fringe of the market area approximately 8 miles from Covina Villa, the General Partners believe that management economies are realized while direct competition for potential residents has been minimal. This facility is currently operating at 82% of its resident capacity of approximately 160 people.

ITEM 3.  LEGAL PROCEEDINGS

         There are various legal proceedings pending to which the Registrant is a party, or to which some of its properties are subject, arising in the normal course of business. The Registrant does not believe the ultimate resolution of those proceedings will have a material adverse affect on the Registrant's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Registrant's securities. The Registrant repurchased and retired 5 Partnership Units in June 1990.

         As of March 1, 1995, there were approximately 3,526 Unitholders of record owning 35,019.88 Units. For the years ended December 31, 1994 and 1993, the Registrant made distributions of $55.90 per Unit and $47.50 per Unit respectively, all of which represented a return of capital to the Unitholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data for each of the Registrant's last five fiscal years. Certain of this financial data has been derived from the Registrant's audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.

                              1994             1993            1992             1991              1990
                              ----             ----            ----             ----              ----
Revenue                  $ 16,002,758     $ 15,084,584     $ 14,106,400     $ 13,044,494     $ 11,656,607

Net Loss                     (107,471)        (671,794)        (773,246)      (1,856,734)      (1,332,025)

Net Loss
per weighted average
Limited Partner units
outstanding                     (3.04)          (19.00)          (21.87)          (52.53)          (37.68)

Total Assets               22,764,837       24,627,621       26,956,737       29,574,874       32,675,529
Partners' Capital          13,764,639       15,832,217       18,184,070       20,916,769       25,010,280

Notes Payable               7,189,166        7,305,980        7,416,777        7,415,662        6,666,476

Distributions Per        $      55.45     $      47.53     $      55.43     $      63.28     $      57.49
weighted average
Limited Partner units
outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY.

         The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During 1994, net cash provided by operating activities was approximately $2,493,000. If needed, the Registrant believes it can obtain additional short term working capital loans from lenders at prevailing market interest rates. Moreover, to provide additional liquidity, the General Partners could decide to cause the Registrant to refinance or sell one or more of its facilities or reduce distributions. In any such event, the Registrant could reasonably expect to receive a significant amount of net proceeds after the repayment of any debt. Registrant's liquidity should improve during the succeeding years as rents are anticipated to increase at a greater rate than operating expenses while debt service remains fixed.

         The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and Assisted Living rates.

         CAPITAL RESOURCES.

         Registrant contemplates spending approximately $384,000 for capital expenditures during 1995 for physical improvements at its 10 facilities. The funds for these improvements should be available from operations.

         There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

         RESULTS OF OPERATIONS.

         Revenues for the years ended December 31, 1994, 1993 and 1992, includes rental income and Assisted Living revenue from 10 facilities, interest earned on cash balances and other revenue. In 1994 and 1993 the Registrant's rental revenues increased over prior years due to higher aggregate occupancy levels and rental rates. Rental income increased by 4% from 1993 to 1994 and by 4% from 1992 to 1993. The Registrant also increased revenues from its Assisted Living program over prior years due to its aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program. Assisted Living income increased by 32% from 1993 to 1994 and by 51% from 1992 to 1993.

         Interest income decreased by 7% from 1993 to 1994 and by 31% from 1992 to 1993. Interest rates were lowered by the Federal Reserve Board in 1992, 1993 and 1994. Fluctuating interest rates, influenced by Federal Reserve Board monetary policy and federal budget deficits, may also have an impact on future interest income earned by the Registrant.

         Other revenue increased by 11% from 1993 to 1994 and increased by 2% from 1992 to 1993. Other revenue generally includes processing fees, beauty shop revenue and guest meals. The increase is attributable to higher aggregate occupancy rates in 1994.

         Total revenue increased by 6% from 1993 to 1994 and by 7% from 1992 to 1993.

     Sources of revenue for the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                                        1994              1993              1992
                                 -----------       -----------       -----------
     Rent                        $14,055,979       $13,578,122       $13,036,104

     Assisted Living               1,728,953         1,307,323           867,583

     Interest                         14,577            15,704            22,687

     Other                           203,248           183,435           180,026
                                 -----------       -----------       -----------
     Total Revenue               $16,002,757       $15,084,584       $14,106,400
                                 ===========       ===========       ===========

         Rental property operating expenses are comprised of, but not limited to, property management costs, payroll related expenses, utilities, food costs and activities expense. Rental property operations increased by 7% from 1993 to 1994 and by 7% from 1992 to 1993. The increase in rental property operating expenses is primarily due to increased aggregate occupancy levels and the increase of certain payroll expenses.

         Assisted Living expenses increased by 30% from 1993 to 1994 and by 37% from 1992 to 1993. Assisted Living expenses increased as a result of the increase in the related staff providing Assisted

Living services. The staff size was increased due to the increase in the number of residents using the Assisted Living services. This increase corresponds with the increase in Assisted Living revenue.

         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses decreased by 4% from 1993 to 1994 and increased 3% from 1992 to 1993. The decrease in 1994 was primarily due to the elimination of marketing commissions by the Registrant.

         Depreciation and amortization expense decreased by 13% from 1993 to 1994 and increased by 1% from 1992 to 1993. Depreciation and amortization decreased in 1994 due to a portion of fixed assets becoming fully depreciated.

         Property taxes decreased by 19% from 1993 to 1994 and increased by 3% from 1992 to 1993. The decrease is due to a lower property tax assessment in 1994.

         Interest expense decreased by 4% from 1993 to 1994 and increased by 7% from 1992 to 1993. Interest expense for 1993 was higher than 1992's expense due to higher interest rates on two of the Registrant's loans. In 1994 interest expense decreased due to a lower line of credit balance.

Selected costs and expenses for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                               1994             1993             1992
                                        -----------       ----------       ----------
     Rental Property
     Operations                         $10,001,328       $9,326,559       $8,706,574

     Assisted Living                        748,148          577,606          420,187

     General and
     Administrative                         695,970          725,814          707,148

     Ground Leases                        1,175,414        1,155,307        1,147,426

     Depreciation
     and
     Amortization                         2,359,826        2,713,413        2,683,267

     Property Taxes                         434,178          533,019          516,073

     Interest                               583,017          606,699          567,589

         FUTURE CASH DISTRIBUTIONS.

         The General Partners believe that the Registrant's ability to make cash distributions to limited partners depends on factors such as:

   (i) The Registrant's ability to rent the available units and maintain high occupancies.

   (ii) The Registrant's ability to control both operating and administrative expenses.

   (iii) The Registrant's ability to maintain adequate working capital.

   (iv) The absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation.

   (v) The Registrant's ability to generate proceeds from the sales of its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         THE GENERAL PARTNERS. John A. Booty, Gary L. Davidson, John S. Jason, Tony Rota, and ARVHG are the General Partners of the Partnership. ARVHG is the Managing General Partner.

         JOHN A. BOOTY. Mr. Booty, age 56, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, with Mr. Davidson and others, he founded California Retirement Villas Corporation which merged into ARVHG. Mr. Booty serves as a Director and President of ARVHG.

         G. BRIAN CHRISTIE. Mr. Christie, age 48, an attorney, received his Bachelor's Degree from Calvary Bible College in 1971, his Master of Theology Degree from Dallas Theological Seminary in 1975 and his Doctor of Jurisprudence from the University of Texas in 1979. He began his legal career with Brown, McCarroll, Oaks, & Hartline, the largest law firm in Austin, Texas, and then formed his own law firm concentrating primarily on real estate, banking, corporate and securities law. Mr. Christie was most recently a partner with Good, Wildman, Hegness & Walley in Newport Beach, California and is licensed to practice in both California and Texas. Mr. Christie oversees all the legal work of the ARVHG and spends his time primarily on the structuring of real estate, securities and capital transactions. He serves as Executive Vice President and General Counsel of ARVHG.

         DAVID P. COLLINS. Mr. Collins, age 57, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. In 1982, he was first associated with the ARVHG. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc., and from its formation in December 1985, has been President of ARV Capital Corporation. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Mr. Collins is a Director and Senior Executive Vice President of ARVHG and President of ARV Capital Corporation.

         GARY L. DAVIDSON. Mr. Davidson, age 60, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, with Mr. Booty and others, he founded the predecessor to ARVHG. Mr. Davidson serves as a Director and Chairman of the Board of ARVHG.

         GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 35, graduated from Pepperdine University with an MBA and from San Diego State University with a degree in Business Administration. Mr. Espley-Jones is a Registered Representative and Financial Principal with the National Association of Securities Dealers ("NASD"). From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones serves as Secretary and Chief Financial Officer of ARVHG.

         JOHN S. JASON, 59, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, with Messrs. Booty, Davidson and Rota, he founded the predecessor to ARVHG. In February, 1993 Mr. Jason retired from active service with ARVHG and retired from his positions as a Director and as Executive Vice President of ARVHG. Mr. Jason is currently retired and is not gainfully employed.

         TONY ROTA, 66, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, with Messrs. Booty, Davidson and Jason, he founded the predecessor to ARVHG. In November, 1992 Mr. Rota retired from active service with ARVHG and retired from his positions as a Director and as Vice President of ARVHG. Mr. Rota is currently retired and is not gainfully employed.

         THEODORE D. KONOPISOS. Mr. Konopisos, 48, received his Bachelor's Degree from San Diego State University. During his 14 years at Arnel Management and Arnel Development, he was responsible for the overall management and development of multi-family residential and commercial properties. Prior to joining the Company in 1994, he served as president of his own firm which acquired, developed and managed real estate assets, and was a consultant to various companies specializing in managing large multi-family apartment complexes. Mr. Konopisos serves as Executive Vice President of ARVHG.

         RICHARD H. TOURTELOT. Mr. Tourtelot, age 56, is a graduate of the University of Santa Clara, where he earned a Bachelor of Science Degree in Economics, and he also did graduate work in Business Administration at U.C.L.A. Prior to joining ARVHG, Mr. Tourtelot served most recently as marketing director for a nationally known sponsor of tax credit real estate projects. Previously, he served in executive capacities with a number of real estate development and syndication firms, including Brim, Inc. Angeles Real Estate Corp. and California Diversified Properties. He also served as president of his own firm, Tourtelot Development. Mr. Tourtelot joined ARVHG in 1992 and serves as Executive Vice President.

ITEM 11.          EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by the General Partners.

Property Management Fees                          A property management fee of
(ARV Housing Group, Inc.                          5% of gross revenue is paid
Formerly American Retirement Villas               for managerial services
Corporation)                                      including general supervision,
                                                  hiring of onsite management
                                                  personnel employed by the
                                                  Registrant, renting of units,
                                                  installation and provision of
                                                  food service, maintenance, and
                                                  other operations. At December
                                                  31, 1994 the property
                                                  management fee amounted to
                                                  $800,197.

Partnership Management Fees                       A fixed Partnership management
(ARV Housing Group, Inc.)                         fee of 10% of cash flow before
                                                  distributions is paid for
                                                  implementing the Partnership
                                                  business plan, supervising and
                                                  managing the Registrant's
                                                  affairs including general
                                                  administration, coordination
                                                  of legal, audit, tax, and
                                                  insurance matters. At December
                                                  31, 1994 the Partnership
                                                  management fee amounted to
                                                  $251,969.

Sale of Partnership Projects (General             The Limited Partnership
Partners)                                         Agreement neither permits nor
                                                  prohibits payment or
                                                  compensation in the form of
                                                  real estate commissions to the
                                                  General Partners or its
                                                  Affiliates. Any such
                                                  compensation shall not exceed
                                                  3% of the gross sales price or
                                                  50% of the standard real
                                                  estate brokerage commission,
                                                  whichever is less. For the
                                                  year ended December 31, 1994
                                                  no real estate commissions
                                                  were received.

Subordinated Incentive Compensation               15% of Proceeds of Sale or
(ARV Housing Group, Inc.)                         Refinancing subordinated to a
                                                  return of Initial Capital
                                                  Contributions plus a 8%-10%
                                                  (depending on the timing of
                                                  the limited partners
                                                  investment) per annum
                                                  cumulative, but not
                                                  compounded, return thereon
                                                  from all sources.

Partnership Interest (General Partners)           1% of all items of capital,
                                                  profit or loss, and
                                                  liquidating Distributions,
                                                  subject to a capital account
                                                  adjustment.

Reimbursed Expenses                               All Partnership expenses are
(General Partners)                                billed directly to and paid by
                                                  the Registrant. The General
                                                  Partners may be reimbursed for
                                                  the actual cost of goods and
                                                  materials obtained from
                                                  unaffiliated entities and used
                                                  for or by the Registrant. The
                                                  Managing Partner will be
                                                  reimbursed for administrative
                                                  services necessary to the
                                                  prudent operation of
                                                  Registrant, provided that such
                                                  reimbursement is at the lower
                                                  of its actual cost or the
                                                  amount which the Registrant
                                                  would be required to pay to
                                                  independent parties for
                                                  comparable administrative
                                                  services in the same
                                                  geographic location.


SEE FOOTNOTE 3 OF NOTES TO FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than the compensation earned by the General Partners, as set out under ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from the Registrant. For example, the Managing Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular facilities are generating Cash Flow or otherwise benefiting the Registrant, a conflict of interest could arise in that it might be to the advantage of the General Partners that a facility be retained or re-financed rather than sold. On the other hand, an Affiliate of the General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

         The General Partners have authority to invest the Registrant's funds in properties or entities in which they, or any Affiliate have an interest, provided the Registrant acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. The General Partners or Affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Registrant, provided that such property is purchased by the Registrant at cost (including acquisition, closing and carrying costs). The General Partners will not commingle Registrant's funds with those of any other person or entity.

         Conflicts of interest will exist to the extent that Partnership-owned facilities compete, or are in a position to compete for residents, general managers or key employees with retirement facilities ("Villas") owned or operated by the General Partners and Affiliates in the same geographic area. The General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any facility.

         The personnel working at each facility are employed by ARV Management, Inc., a wholly owned subsidiary of the Registrant's managing partner, ARVHG. ARVHG pays payroll and retirement benefit expenses on behalf and is subsequently reimbursed by the Registrant. The retirement benefit expense consists of contributions made to an employee stock ownership plan ("ESOP"). Effective April 1, 1991, ARVHG approved an ESOP to enable all eligible employees of ARVHG and its affiliates to own common stock in ARVHG.

         Further conflicts may exist if and to the extent that other owners of Villas seek to refinance or sell at the same time as the Registrant. The General Partners will seek to reduce any such conflicts by making prospective purchasers aware of all facilities available for sale.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         AMERICAN RETIREMENT VILLAS PROPERTIES II,
         A CALIFORNIA LIMITED PARTNERSHIP,
         BY ALL OF THE DIRECTORS OF ARV HOUSING GROUP, INC.("ARVHG"), MANAGING GENERAL PARTNER


     /s/ JOHN A. BOOTY
------------------------------------------------------------------
By:  John A. Booty, President and Director



     /s/ GARY L. DAVIDSON
------------------------------------------------------------------
By:  Gary L. Davidson, Chairman of the Board and Director



     /s/ GRAHAM P. ESPLEY-JONES
------------------------------------------------------------------
By:  Graham P. Espley-Jones, Chief Financial Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, constituting the Directors of the Managing General Partner, on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                              DATE
---------                              -----                              ----

/s/ JOHN A. BOOTY
-----------------------------          President and                      January 29, 1996
John A. Booty                          Director, ARVHG


/s/ GARY L. DAVIDSON
-----------------------------          Chairman of the Board              January 29, 1996
Gary L. Davidson                       and Director, ARVHG

/s/ GRAHAM P. ESPLEY-JONES
-----------------------------          Chief Financial Officer            January 29, 1996
Graham  P. Espley-Jones                and Secretary, ARVHG