Form 10-Q/A
period 1995-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-01-30
CIK 830156

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       -----------------------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 1995


Commission file number 0-26468


American Retirement Villas Properties II
----------------------------------------
(Exact name of Registrant as specified in it's charter)


California                                         33-0278155
----------                                         ----------
state or other jurisdiction                        (IRS Employer Identification
of organization                                    Number)

245 Fischer Avenue, Suite D-1
Costa Mesa, California                             92626
----------------------                             -----
(address of principal executive                    (zip code)
office)


Registrant's telephone number,                     (714) 751-7400
including area code                                --------------



Indicate by a check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES   /X/                                NO
         ----                               ---

                         PART I ITEM 1

              AMERICAN RETIREMENT VILLAS PROPERTIES II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                         BALANCE SHEETS (UNAUDITED)

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                           1995           1994
                                    ASSETS                              (UNAUDITED)     (AUDITED)
                                    ---------------------------------   -----------   ------------
Properties, at cost (notes 4 and 5)
                Land                                                    $ 2,902,684   $  2,902,684
                Building and improvements, less
                  accumulated depreciation of $5,153,599
                  in 1995 and $3,865,219 in 1994                         15,390,084     15,669,092
                Leasehold property and improvements,
                  less accumulated amortization of
                  $5,614,996 in 1995 and $5,595,821
                  in 1994                                                   934,913      1,764,926
                Furniture, fixtures and equipment less
                  accumulated depreciation of $4,822,261
                  in 1995 and $1,108,392 in 1994                            867,349        692,250
                                                                        -----------   ------------
                                             Net Properties              20,095,029     21,028,952


Cash and cash equivalents, including restricted
  cash of $856,919 in 1995 and $724,494 in 1994                           1,105,608      1,329,594
Other assets                                                                482,570        406,291
                                                                        -----------   ------------
                                             Total assets               $21,683,207   $ 22,764,837
                                                                        ===========   ============


                                    LIABILITIES AND PARTNERS' CAPITAL
                                    ---------------------------------
Notes Payable (note 5)                                                  $ 6,945,022   $  7,189,166
Accounts payable and accrued expenses                                       962,390        772,228
Amounts payable to affiliates (note 3)                                       59,811        494,423
Distribution payable to partners                                             95,094        544,381
                                                                        -----------   ------------
                                             Total Liabilities            8,062,316      9,000,198

Partners' capital ( deficit)  (note 2 and 3)
                    General partners' capital (deficit)                     284,119       (162,861)
                    Limited partners' capital, 34,995 units
                    outstanding                                          13,336,771     13,927,500

                                                                        -----------   ------------
                    Total liabilities and partners' capital             $21,683,207   $ 22,764,837
                                                                        ===========   ============


See accompanying notes to financial statements.

                         PART I ITEM 1

              AMERICAN RETIREMENT VILLAS PROPERTIES II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                STATEMENTS OF OPERATIONS (UNAUDITED)

                 FOR QUARTER ENDED SEPTEMBER 30, 1995
                 FOR QUARTER ENDED SEPTEMBER 30, 1994
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                         QUARTER      QUARTER          NINE MONTHS   NINE MONTHS
                                                                        ENDED SEPT   ENDED SEPT        ENDED SEPT    ENDED SEPT
                                                                         30, 1995     30, 1994          30, 1995      30, 1994
                                                                        ----------   ----------        -----------   -----------
Revenues:
             Rent                                                       $3,694,834   $3,529,534        $11,039,557   $ 10,435,719
             Assisted living                                               501,045      455,598          1,491,171      1,258,516
             Interest                                                        3,804        4,104             11,725         12,480
             Other                                                          41,473       51,270            133,915        149,196
                                                                        ----------   ----------        -----------   ------------
                                    Total Revenues                       4,241,155    4,040,506         12,676,367     11,855,911
                                                                        ----------   ----------        -----------   ------------


Costs and expenses :
             Rental property operations (note 3)                         2,217,677    2,235,314          6,681,052      6,475,123
             Assisted living (note 3)                                      224,124      202,675            643,969        571,642
             General and administrative (note 3)                           456,974      446,026          1,361,759      1,377,267
             Ground rent (note 4)                                          291,766      290,861            865,148        884,619
             Depreciation and amortization                                 515,654      432,889          1,577,366      1,820,488
             Property taxes                                                120,868      180,092            378,623        317,557
             Advertising                                                    31,784       35,986             99,202         79,527
             Interest                                                      150,347      142,794            445,579        441,843
                                                                        ----------   ----------        -----------   ------------
                                    Total costs and expenses             4,009,194    3,966,637         12,052,697     11,968,067

                       Net Income (loss)                                   231,961       73,869            623,670       (112,156)

                       Net Income (loss) to General Partner                  2,320          739              6,237         (1,122)

                       Net Income (loss) to Limited Partner             $  229,641   $   73,130        $   617,433   ($   111,034)
                                                                        ==========   ==========        ===========   ============


                       Net Income (loss) per Limited Partner
                         unit                                           $     6.56   $     2.09        $     17.64   ($      3.17)
                                                                        ==========   ==========        ===========   ============




See accompanying notes to financial statements.

                         PART I ITEM 1

              AMERICAN RETIREMENT VILLAS PROPERTIES II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1994

                                                                     1995          1994
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                 -----------    -----------
Cash flows from operating activities:

              Net Income (loss)                                  $   623,670    $  (112,156)
              Adjustments to reconcile net loss
                to cash provided by operating activities:
                Depreciation and amortization                      1,577,366      1,820,488
              Change in assets and liabilities:
                           (Increase) decrease in other assets       (76,279)        11,284
                           Increase in accounts payable
                             and accrued expenses                    190,162        179,045
                           Increase in amounts
                             payable to affiliates                    18,335        102,861
                                                                 -----------    -----------
              Total adjustments                                    1,709,584      2,113,678

Net cash provided by operating activities                          2,333,254      2,001,523
                                                                 -----------    -----------
Cash flows from (used in) investing activities:
              Capital expenditures                                  (332,708)      (284,567)
              Acquisition of autos                                  (166,196)             0
                                                                 -----------    -----------
Net cash used in investing activities                               (498,904)      (284,567)
                                                                 -----------    -----------
Cash flows from (used in) financing activities:
              Borrowings on line of credit                           725,000      1,160,000
              Principal repayments on line of credit              (1,000,000)    (1,535,000)
              Principal repayments of long term debt                (104,292)       (83,227)
              Distributions paid                                  (1,679,044)    (1,325,451)
                                                                 -----------    -----------
Net cash used by financing
  activities                                                      (2,058,336)    (1,783,677)
                                                                 -----------    -----------
Net Decrease in cash and cash
  equivalents                                                       (223,986)       (66,721)

Cash & cash equivalents at beginning of period                     1,329,594      1,171,682
                                                                 -----------    -----------
Cash and cash equivalents at the end of
  the period                                                     $ 1,105,608    $ 1,104,961
                                                                 ===========    ===========

See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    SEPTEMBER 30, 1995

(1)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference. The financial statements reflect all adjustments and disclosures which, are in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature.

Carrying Value of Real Estate

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

Reclassifications

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following additional comments. For the nine months ended September 30, 1995 property management and partnership administration fees of $633,988 and $224,590 respectively, were paid or accrued to the Managing General Partner.

During the quarter ending March 31, 1995, the General Partner made a non-cash contribution of $452,947 to the Partnership as forgiveness of fees owed to the General Partner. Such fees had been recognized as expenses by the Partnership in prior periods.

(4) PROPERTIES

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

                    PART I  ITEM II
                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)                 LIQUIDITY.

                    The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1995, net cash provided by operating activities was approximately $1,880,307 as compared to cash provided by operating activities of approximately $2,001,523 for the nine months ended September 30, 1994.

                    During the nine months ended September 30, 1995, the Registrant used net cash in investing activities of $498,904 compared to $284,567 for the nine months ended September 30, 1994. The Registrant's investing activities consisted of capital improvements made on its ten properties.

                    During the nine months ended September 30, 1995, the Registrant used net cash in financing activities of $1,605,389 compared to $1,783,678 for the nine months ended September 30, 1994. The Registrant's financing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

                    The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $6,945,022 ,as of September 30, 1995. $3,439,238 is due August 1, 2018,
$2,814,552 is due November 1, 2016, $341,333 is due December 1, 1996, $225,000
is due December 31, 1995, $124,899 is secured by loans on vehicles due in 5 years.

(2)                 CAPITAL RESOURCES.

                    Registrant contemplates spending approximately $500,000 for capital expenditures during 1995 for physical improvements at its ten facilities. The funds for these improvements should be available from operations.

                    There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

(3)                 RESULTS OF OPERATIONS.

                    THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                    Revenue for the three months ended September 30, 1995, and the three months ended September 30, 1994 includes rental income and Assisted Living income from all ten properties, interest earned on cash balances and other revenue. Total revenues for the three months ended September 30, 1995 were $4,241,155, an increase of approximately 5% over revenues of $4,040,346 for the three months ended September 30, 1994.

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

                    Sources of revenue for the three months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                           THREE MONTHS ENDED      THREE MONTHS ENDED
                           SEPTEMBER 30, 1995      SEPTEMBER 30, 1994

Rent                           $3,694,835              $3,529,534

Assisted Living                   501,045                 455,598

Interest                            3,804                   4,104

Other                              41,473                  51,270

                               ----------              ----------
                               $4,241,155              $4,040,506
                               ==========              ==========


                    Total cost and expenses for the three months ended September 30,1 995 were $4,009,194, an increase of approximately 1% over costs and expenses of $3,966,637 for the three months ended September 30, 1994.

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

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased approximately 2% from the three months ended September 30, 1994 to the three months ended September 30, 1995.

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

                    Selected costs and expenses for the three months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                       SEPTEMBER 30, 1995      SEPTEMBER 30, 1994

Rental Property Operations                 $2,217,677              $2,235,314

Assisted Living                               224,124                 202,675

General and Administrative                    456,974                 446,026

Depreciation and Amortization                 515,654                 432,889

Property Taxes                                120,868                 180,092

Interest                                      150,347                 142,794

                    NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                    Revenue for the nine months ended September 30, 1995, and the nine months ended September 30,1994 includes rental income and Assisted Living revenue from all ten facilities, interest earned on cash balances and other revenue. Total revenues for the nine months ended September 30, 1995 were $12,676,367 an increase of approximately 7% over revenues of $11,855,911 for the nine months ended September 30, 1994.

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

                    Sources of revenue for the nine months ended September 30, 1995 and September 30, 1994 are summarized as follows:

                         NINE MONTHS ENDED    NINE MONTHS ENDED
                         SEPTEMBER 30, 1995   SEPTEMBER 30, 1994
Rent                        $11,039,557          $10,435,719

Assisted Living               1,491,171            1,258,516

Interest and Other              145,640              161,676
                            -----------          -----------
Total Revenue               $ 6,176,611          $11,855,911
                            ===========          ===========

                    Total costs and expenses for the nine months ended September 30, 1995 were $12,052,697, an increase of approximately 1% over costs and expenses of $11,968,067 for the nine months ended September 30, 1994.

                    The largest component of expenses, rental property operations, consist primarily of the property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by almost 3% from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. The increase in rental property operating expenses is primarily due to increased in payroll expenses and increases in occupancy which generate increases in expenses.

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

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    Selected costs and expenses for the nine months ended September 30, 1995 and September 30, 1994 are as follows:

                                   NINE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30, 1995  SEPTEMBER 30, 1994

Rental Property Operations             $6,681,052          $6,475,123

Assisted Living                           643,969             571,642

General and Administrative              1,361,759           1,377,267

Depreciation and Amortization           1,577,366           1,820,488

Property Taxes                            378,623             317,557

Interest                                  445,579             441,843