Form 10-Q/A
period 1995-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-01-30
CIK 830156

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10 Q/A

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1995


Commission file number 0-26468


American Retirement Villas Properties II
------------------------------------------
(Exact name of Registrant as specified in it's charter)


California                                            33-0278155
-------------                                         -----------
state or other jurisdiction                           (IRS Employer
Identification                                        Number)
of organization


245 Fischer Avenue, Suite D-1
Costa Mesa, California                                92626
----------------------                                ------
(address of principal executive                       (zip code)
office)


Registrant's telephone number,                        (714) 751-7400
including area code                                   ---------------


Indicate by a check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES    X                                NO
         -----                                  -----

             PART I ITEM 1

        AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

            BALANCE SHEETS (UNAUDITED)

     JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                                          1995                       1994
                                       ASSETS                                           UNAUDITED                   AUDITED
                                       ----------------------------------              -----------               -------------
Properties, at cost (notes 4 and 5)
                Land                                                                  $ 2,902,684                 $ 2,902,684
                Building and improvements, less
                  accumulated depreciation of $4,946,127
                  in 1995 and $3,865,219 in 1994                                       15,526,145                  15,669,092
                Leasehold property and improvements,
                  less accumulated amortization of
                  $5,398,582 in 1995 and $5,595,821
                  in 1994                                                               1,125,388                   1,764,926
                Furniture, fixtures and equipment less
                  accumulated depreciation of $984,927
                  in 1995 and $1,108,392 in 1994                                          847,906                     692,250
                                                                                      -----------                 -----------

                                                 Net Properties                        20,402,123                  21,028,952


Cash and cash equivalents, including restricted
  cash of $804,737 in 1995 and $724,494 in 1994                                           931,687                   1,329,594
Other assets                                                                              512,403                     406,291
                                                                                      -----------                 -----------
                                                 Total assets                         $21,846,213                 $22,764,837
                                                                                      ===========                 ===========

                                       LIABILITIES AND PARTNERS' CAPITAL
                                       ---------------------------------
Notes Payable (note 5)                                                                $ 6,816,815                 $ 7,189,166
Accounts payable and accrued expenses                                                     936,937                     772,228
Amounts payable to affiliates (note 3)                                                     76,454                     494,423
Distribution payable to partners                                                          139,056                     544,381
                                                                                      -----------                 -----------
                                                 Total Liabilities                      7,969,262                   9,000,198

Partners' capital (deficit)   (note 2 and 3):
                General partners' capital (deficit)                                       286,680                    (162,861)
                Limited partners' capital, 34,995 units
                outstanding                                                            13,590,271                  13,927,500


                                                                                      -----------                 -----------
                Total liabilities and partners' capital                               $21,846,213                 $22,764,837
                                                                                      ===========                 ===========

See accompanying notes to financial statements.

             PART I ITEM 1

        AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         STATEMENTS OF OPERATIONS (UNAUDITED)

         FOR QUARTER ENDED JUNE 30, 1995
         FOR QUARTER ENDED JUNE 30, 1994
         FOR THE SIX MONTHS ENDED JUNE 30, 1995
         FOR THE SIX MONTHS ENDED JUNE 30, 1994


                                                                           QUARTER       QUARTER       SIX MONTHS    SIX MONTHS
                                                                          ENDED JUNE    ENDED JUNE     ENDED JUNE    ENDED JUNE
                                                                           30, 1995      30, 1994       30, 1995      30, 1994
                                                                          ----------    ----------     ----------    ----------
Revenues:
              Rent                                                        $3,647,896    $3,500,018     $7,344,722    $6,906,186
              Assisted living                                                494,447       432,914        990,126       802,918
              Interest                                                         3,923         4,214          7,921         8,375
              Other                                                           33,728        54,914         92,442        97,926
                                                                          ----------    ----------     ----------    ----------
                                          Total Revenues                   4,179,994     3,992,061      8,435,212     7,815,406
                                                                          ----------    ----------     ----------    ----------

Costs and expenses :
              Rental property operations (note 3)                          2,222,092     2,152,468      4,463,375     4,239,809
              Assisted living (note 3)                                       215,636       190,553        419,845       368,967
              General and administrative (note 3)                            435,070       454,062        904,785       931,241
              Ground rent (note 4)                                           286,683       307,987        573,382       593,758
              Depreciation and amortization                                  534,809       695,667      1,061,711     1,387,599
              Property taxes                                                 129,413         4,585        257,755       137,465
              Advertising                                                     35,985        29,187         67,418        43,541
              Interest                                                       147,682       150,837        295,232       299,049
                                                                          ----------    ----------     ----------    ----------
                                          Total costs and expenses         4,007,371     3,985,345      8,043,502     8,001,430

                           Net Income (loss)                                 172,623         6,716        391,709      (186,024)

                           Net Income (loss) to General Partner                1,726            67          3,917        (1,860)

                           Net Income (loss) to Limited Partner           $  170,897    $    6,649     $  387,792    $ (184,164)
                                                                          ==========    ==========     ==========    ==========

                           Net Income (loss) per Limited Partner
                            unit                                               $4.88         $0.19         $11.08        $(5.26)
                                                                          ==========    ==========     ==========    ==========




See accompanying notes to financial statements.

             PART I ITEM 1

        AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

          STATEMENTS OF CASH FLOWS (UNAUDITED)

         FOR SIX MONTHS ENDED JUNE 30, 1995
         FOR SIX MONTHS ENDED JUNE 30, 1994


                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
              Net Income (loss)                                      $   391,709        $  (186,024)
              Adjustments to reconcile net loss
                to cash provided by operating activities:
                Depreciation and amortization                          1,061,711          1,387,599
              Change in assets and liabilities:
                            Increase in other assets                    (106,112)          (198,913)
                            Increase in accounts payable
                              and accrued expenses                       164,709            119,195
                            (Decrease) Increase in amounts
                              payable to affiliates                       34,978             76,817
                                                                     -----------        -----------
              Total adjustments                                        1,155,287          1,384,698

Net cash provided by operating activities                              1,546,996          1,198,675
                                                                     -----------        -----------

Cash flows from investing activities:
              Capital expenditures                                      (288,199)          (155,206)
              Acquisition of autos                                      (166,196)                 0
                                                                     -----------        -----------

Net cash used in investing activities                                   (454,395)          (155,206)
                                                                     -----------        -----------

Cash flows from financing activities:
              Borrownings on line of credit                              375,000            860,000
              Principal repayments on line of credit                    (690,000)        (1,110,000)
              Principal repayments on notes payable                      (57,351)           (55,226)
              Distributions paid                                      (1,118,157)          (822,266)
                                                                     -----------        -----------

Net cash used by financing
  activities                                                          (1,490,509)        (1,127,493)
                                                                     -----------        -----------

Net Increase (Decrease) in cash and cash
  equivalents                                                           (397,907)           (84,024)

Cash & cash equivalents at beginning of period                         1,329,594          1,171,682
                                                                     -----------        -----------

Cash and cash equivalents at the end of
  the period                                                         $   931,687        $ 1,089,999
                                                                     ===========        ===========


See accompanying notes to financial statements.

         AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
         JUNE 30, 1995

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

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
         JUNE 30, 1995

Reclassifications

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following aditional comments. For the quarter ended June 30, 1995 property management fees and partnership administration fees of $421,930 and $143,964 respectively were paid or accrued to the Managing General Partner.

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

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
         JUNE 30, 1995


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

                   PART I  ITEM II
                   AMERICAN RETIREMENT VILLAS PROPERTIES II
                   (A CALIFORNIA LIMITED PARTNERSHIP)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)                LIQUIDITY.

                   The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the six months ended June 30, 1995, net cash provided by operating activities was approximately $1,094,049 as compared to cash provided by operating activities of approximately $1,198,705 for the six months ended June 30, 1994.

                   During the six months ended June 30, 1995, the Registrant used net cash in investing activities of $454,395 compared to $155,206 for the six months ended June 30, 1994. The Registrant's investing activities consisted of capital improvements made on its ten properties and the purchase of new vehicles.

                   During the six months ended June 30, 1995, the Registrant used net cash in financing activities of $1,037,562 compared to $1,127,493 for the six months ended June 30, 1994. The Registrant's financing activities consisted of principal reduction on notes payable, General Partner capital contribution and distributions paid to the Partners.

                   The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $6,816,815 ,as of June 30, 1995. $3,450,760 is due August 1, 2018, $2,826,738 is
due November 1, 2016, $345,333 is due December 1, 1996, $185,000 is due December 31, 1995, $8,984 is due January 1, 1997.

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

(3)                RESULTS OF OPERATIONS.

                   THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1994.

                   Revenue for the three months ended June 30, 1995, and the three months ended June 30, 1994 includes rental income and Assisted Living income from all ten properties, interest earned on cash balances and other revenue. Total revenues for the three months ended June 30, 1995 were $4,179,994, an increase of approximately 5% over revenues of $3,992,061 for the three months ended June 30, 1994.

                   AMERICAN RETIREMENT VILLAS PROPERTIES II
                   (A CALIFORNIA LIMITED PARTNERSHIP)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   The largest component of revenue, rent, increased by approximately 4% from the three months ended June 30, 1994 to the three months ended June 30, 1995. The increase in rent was due to an increase in occupancy of approximately 3% and an increase in rental rates of approximately 3%.

                   Revenue from Assisted Living increased by approximately 14% from the three months ended June 30, 1994 to the three months ended June 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

                   Interest and other revenue decreased by over 36% from the three months ended June 30, 1994 to the three months ended June 30, 1995. Interest income results from interest earned on cash (continued) deposits. Other revenue generally includes processing fees and beauty shop revenue.

                   Sources of revenue for the three months ended June 30, 1995 and June, 1994 are summarized as follows:

                             THREE MONTHS ENDED       THREE MONTHS ENDED
                             JUNE 30, 1995            JUNE 30, 1994
Rent                             $3,647,896               $3,500,018

Assisted Living                     494,447                  432,914

Interest                              3,923                    4,214

Other                                33,728                   54,914

                                 ----------               ----------
                                 $4,179,994               $3,992,061
                                 ==========               ==========


                   Total cost and expenses for the three months ended June 30, 1995 were $4,007,371, an increase of less than 1% over costs and expenses of $3,985,345 for the three months ended June 30, 1994.

                   The largest component of expenses, rental property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased approximately 3% for the three months ended June 30, 1994 to the three months ended June 30, 1995.

                   Assisted Living expenses consist primarily of the related payroll expense. Assisted living expenses increased by over 13% from the three months ended June 30, 1994 to the three months ended June 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

                   AMERICAN RETIREMENT VILLAS PROPERTIES II
                   (A CALIFORNIA LIMITED PARTNERSHIP)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased over 4% from the three months ended June 30, 1994 to the three months ended June 30, 1995.

                   Depreciation and amortization expense decreased by over 23% from the three months ended June 30, 1994 to the three months ended June 30, 1995. This decrease is due to fixed assets becoming fully depreciated.

                   Interest expense decreased over 2% for the three months ended June 30, 1994 compared to the three months ended June 30, 1995, as a result of less outstanding principal on loans.

                   Selected costs and expenses for the three months ended June 30, 1995 and June 30, 1994 are summarized as follows:

                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                  JUNE 30, 1995           JUNE 30, 1994
Rental Property Operations            $2,222,092              $2,152,468

Assisted Living                          215,636                 190,553

General and Administrative               435,070                 454,062

Depreciation and Amortization            534,809                 695,667

Property Taxes                           129,413                   4,585

Interest                                 147,682                 150,837

                   SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994.

                   Revenue for the six months ended June 30, 1995, and the six months ended June 30,1994 includes rental income and Assisted Living revenue from all ten facilities, interest earned on cash balances and other revenue. Total revenues for the six months ended June 30, 1995 were $8,435,212 an increase of approximately 8% over revenues of $7,815,406 for the six months ended June 30, 1994.

                   The largest component of revenue, rent, increased by over 6% from the six months ended June 30, 1994 to the nine months ended September 30, 1995. This increase in rent was due to an increase in occupancy of approximately 3% and an increase in rental rates of over 3%.

                   Revenue from Assisted Living increased by over 14% from the six months ended June 30, 1994 to the six months ended June 30, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

                   AMERICAN RETIREMENT VILLAS PROPERTIES II
                   (A CALIFORNIA LIMITED PARTNERSHIP)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Interest and other revenue decreased by approximately 7% from the six months ended June 30, 1994 to the six months ended June 30, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

                   Sources of revenue for the six months ended June 30, 1995 and June 30, 1994 are summarized as follows:

                                  SIX MONTHS ENDED              SIX MONTHS ENDED
                                  JUNE 30, 1995                 JUNE 30, 1994
Rent                                  $7,344,722                    $6,906,186

Assisted Living                          990,126                       802,918

Interest and Other                       100,363                       106,301

                                      ----------                    ----------
Total Revenue                         $8,435,212                    $7,815,406
                                      ----------                    ----------

                   Total costs and expenses for the six months ended June 30, 1995 were $8,043,502, an increase of less than 1% over costs and expenses of $8,001,430 for the six months ended June 30, 1994.

                   The largest component of expenses, rental property operations, consist primarily of the property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by over 5% from the six months ended June 30, 1994 to the six months ended June 30, 1995. The increase in rental property operating expenses is primarily due to increased in payroll expenses and increases in occupancy which generate increases in expenses.

                   Assisted Living expenses consist primarily of the related payroll expense. Assisted Living expenses increased by over 14% from the six months ended June 30, 1994 to the six months ended June 30, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

                   General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased about 3% from the six months ended June 30, 1994 to the six months ended June 30, 1995.

                   Depreciation and amortization expense decreased by more than 23% from the six months ended June 30, 1994 to the six months ended June 30, 1995. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

                   Interest expense decreased almost 1% for the six months ended June 30, 1994 compared to the six months ended June 30, 1995, as a result of reduced outstanding principal on loans.

                   AMERICAN RETIREMENT VILLAS PROPERTIES II
                   (A CALIFORNIA LIMITED PARTNERSHIP)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Selected costs and expenses for the six months ended June 30, 1995 and June 30, 1994 are as follows:

                                   SIX MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30, 1995                JUNE 30, 1994
Rental Property Operations            $4,463,375                   $4,239,809

Assisted Living                          419,845                      368,967

General and Administrative               904,785                      931,241

Depreciation and Amortization          1,061,711                    1,387,599

Property Taxes                           257,755                      137,465

Interest                                 295,232                      299,049

                 PART II
                 AMERICAN RETIREMENT VILLAS PROPERTIES II
                 (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 1         LEGAL PROCEEDINGS

                 None


ITEM 2         CHANGE IN SECURITIES

                 None


ITEM 3         DEFAULTS UPON SENIOR SECURITIES

                 None


ITEM 4         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 None


ITEM 5         OTHER INFORMATION

A. On May 25, 1995 the Managing General Partner had a name change from ARV Housing Group, Inc. to ARV Assisted Living, Inc..

B.               Form 8-A General Form For Registration of Securities - Filed
                 July 19, 1995.



ITEM 6         EXHIBITS AND REPORTS ON FORM 8K

A.               Exhibit 27 - Financial Data Schedule

B.               None

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



                   AMERICAN RETIREMENT VILLAS PROPERTIES II,
                   A CALIFORNIA LIMITED PARTNERSHIP


                        By     ARV Assisted Living, Inc.
                               ----------------------------
                               Managing General Partner


Date:  January 29, 1996           By   /s/ Gary L. Davidson
                                       -----------------------------
                                             Gary L. Davidson
                                          Chairman of the Board


Date:  January 29, 1996           By   /s/ Graham Espley-Jones
                                       -----------------------------
                                            Graham Espley-Jones
                                          Chief Financial Officer