Form 10-Q/A
period 1995-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-01-30
CIK 830156

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

                    AMERICAN RETIREMENT VILLAS PROPERTIES II,
                    A CALIFORNIA LIMITED PARTNERSHIP

                         By  ARV Assisted Living, Inc.
                             -------------------------
                             Managing General Partner

Date:  January 29, 1996    By /s/ Gary L. Davidson
                              --------------------------
                                  Gary L. Davidson
                                Chairman of the Board

Date:  January 29, 1996    By /s/ Graham Espley-Jones
                              --------------------------
                                  Graham Espley-Jones
                                Chief Financial Officer