Form 10-Q/A
period 1995-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-02-01
CIK 830156

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
                (A CALIFORNIA LIMITED PARTNERSHIP)

                         BALANCE SHEETS (UNAUDITED)

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                           1995           1994
                                    ASSETS                              (UNAUDITED)     (AUDITED)
                                    ---------------------------------   -----------   ------------
Properties, at cost (notes 4 and 5)
                Land                                                    $ 2,902,684   $  2,902,684
                Building and improvements, less
                  accumulated depreciation of $5,153,599
                  in 1995 and $3,865,219 in 1994                         15,390,084     15,669,092
                Leasehold property and improvements,
                  less accumulated amortization of
                  $5,614,996 in 1995 and $5,595,821
                  in 1994                                                   934,913      1,764,926
                Furniture, fixtures and equipment less
                  accumulated depreciation of $4,822,261
                  in 1995 and $1,108,392 in 1994                            867,349        692,250
                                                                        -----------   ------------
                                             Net Properties              20,095,029     21,028,952


Cash and cash equivalents                                                   248,689        605,100
Other assets                                                              1,339,489      1,130,785
                                                                        -----------   ------------
                                             Total assets               $21,683,207   $ 22,764,837
                                                                        ===========   ============


                                    LIABILITIES AND PARTNERS' CAPITAL
                                    ---------------------------------
Notes Payable (note 5)                                                  $ 6,945,022   $  7,189,166
Accounts payable and accrued expenses                                       962,390        772,228
Amounts payable to affiliates (note 3)                                       59,811        494,423
Distribution payable to partners                                             95,094        544,381
                                                                        -----------   ------------
                                             Total Liabilities            8,062,316      9,000,198

Partners' capital ( deficit)  (note 2 and 3)
                    General partners' capital (deficit)                     284,119       (162,861)
                    Limited partners' capital, 34,995 units
                    outstanding                                          13,336,771     13,927,500

                                                                        -----------   ------------
                    Total liabilities and partners' capital             $21,683,207   $ 22,764,837
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

                         PART I ITEM 1

              AMERICAN RETIREMENT VILLAS PROPERTIES II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1994

                                                                     1995          1994
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                 -----------    -----------
Cash flows from operating activities:

              Net Income (loss)                                  $   623,670    $  (112,156)
              Adjustments to reconcile net loss
                to cash provided by operating activities:
                Depreciation and amortization                      1,577,366      1,820,488
              Change in assets and liabilities:
                           (Increase) in other assets               (208,704)      (198,024)
                           Increase in accounts payable
                             and accrued expenses                    190,162        179,045
                           Increase in amounts
                             payable to affiliates                    18,335        102,861
                                                                 -----------    -----------
Net cash provided by operating activities                          2,200,829      1,792,214
                                                                 -----------    -----------
Cash flows from (used in) investing activities:
              Capital expenditures                                  (332,708)      (284,567)
              Acquisition of autos                                  (166,196)             0
                                                                 -----------    -----------
Net cash used in investing activities                               (498,904)      (284,567)
                                                                 -----------    -----------
Cash flows from (used in) financing activities:
              Borrowings on line of credit                           725,000      1,160,000
              Principal repayments on line of credit              (1,000,000)    (1,535,000)
              Principal repayments of long term debt                (104,292)       (83,227)
              Distributions paid                                  (1,679,044)    (1,325,451)
                                                                 -----------    -----------
Net cash used by financing
  activities                                                      (2,058,336)    (1,783,677)
                                                                 -----------    -----------
Net Decrease in cash and cash
  equivalents                                                       (356,411)      (276,030)

Cash & cash equivalents at beginning of period                       605,100        389,830
                                                                 -----------    -----------
Cash and cash equivalents at the end of
  the period                                                     $   248,689    $   113,800
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