Form 10-Q/A
period 1995-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-02-01
CIK 830156

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
         (A CALIFORNIA LIMITED PARTNERSHIP)

            BALANCE SHEETS (UNAUDITED)

     JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                                          1995                       1994
                                       ASSETS                                           UNAUDITED                   AUDITED
                                       ----------------------------------              -----------               -------------
Properties, at cost (notes 4 and 5)
                Land                                                                  $ 2,902,684                 $ 2,902,684
                Building and improvements, less
                  accumulated depreciation of $4,946,127
                  in 1995 and $3,865,219 in 1994                                       15,526,145                  15,669,092
                Leasehold property and improvements,
                  less accumulated amortization of
                  $5,398,582 in 1995 and $5,595,821
                  in 1994                                                               1,125,388                   1,764,926
                Furniture, fixtures and equipment less
                  accumulated depreciation of $984,927
                  in 1995 and $1,108,392 in 1994                                          847,906                     692,250
                                                                                      -----------                 -----------

                                                 Net Properties                        20,402,123                  21,028,952


Cash and cash equivalents                                                                 126,950                     605,100
Other assets                                                                            1,317,140                   1,130,785
                                                                                      -----------                 -----------
                                                 Total assets                         $21,846,213                 $22,764,837
                                                                                      ===========                 ===========

                                       LIABILITIES AND PARTNERS' CAPITAL
                                       ---------------------------------
Notes Payable (note 5)                                                                $ 6,816,815                 $ 7,189,166
Accounts payable and accrued expenses                                                     936,937                     772,228
Amounts payable to affiliates (note 3)                                                     76,454                     494,423
Distribution payable to partners                                                          139,056                     544,381
                                                                                      -----------                 -----------
                                                 Total Liabilities                      7,969,262                   9,000,198

Partners' capital (deficit)   (note 2 and 3):
                General partners' capital (deficit)                                       286,680                    (162,861)
                Limited partners' capital, 34,995 units
                outstanding                                                            13,590,271                  13,927,500


                                                                                      -----------                 -----------
                Total liabilities and partners' capital                               $21,846,213                 $22,764,837
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

             PART I ITEM 1

        AMERICAN RETIREMENT VILLAS PROPERTIES II
         (A CALIFORNIA LIMITED PARTNERSHIP)

          STATEMENTS OF CASH FLOWS (UNAUDITED)

         FOR SIX MONTHS ENDED JUNE 30, 1995
         FOR SIX MONTHS ENDED JUNE 30, 1994


                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
              Net Income (loss)                                      $   391,709        $  (186,024)
              Adjustments to reconcile net loss
                to cash provided by operating activities:
                Depreciation and amortization                          1,061,711          1,387,599
              Change in assets and liabilities:
                            (Increase) in other assets                  (186,355)          (336,462)
                            Increase in accounts payable
                              and accrued expenses                       164,709            119,195
                            (Decrease) Increase in amounts
                              payable to affiliates                       34,978             76,817
                                                                     -----------        -----------
Net cash provided by operating activities                              1,466,753          1,061,125
                                                                     -----------        -----------

Cash flows from investing activities:
              Capital expenditures                                      (288,199)          (155,206)
              Acquisition of autos                                      (166,196)                 0
                                                                     -----------        -----------

Net cash used in investing activities                                   (454,395)          (155,206)
                                                                     -----------        -----------

Cash flows from financing activities:
              Borrownings on line of credit                              375,000            860,000
              Principal repayments on line of credit                    (690,000)        (1,110,000)
              Principal repayments on notes payable                      (57,351)           (55,226)
              Distributions paid                                      (1,118,157)          (822,266)
                                                                     -----------        -----------

Net cash used by financing
  activities                                                          (1,490,509)        (1,127,493)
                                                                     -----------        -----------

Net Increase (Decrease) in cash and cash
  equivalents                                                           (478,150)          (221,574)

Cash & cash equivalents at beginning of period                           605,100            389,830
                                                                     -----------        -----------

Cash and cash equivalents at the end of
  the period                                                         $   126,950        $   168,256
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



                   AMERICAN RETIREMENT VILLAS PROPERTIES II,
                   A CALIFORNIA LIMITED PARTNERSHIP


                        By     ARV Assisted Living, Inc.
                               ----------------------------
                               Managing General Partner


Date:  February 1, 1996           By   /s/ Gary L. Davidson
                                       -----------------------------
                                             Gary L. Davidson
                                          Chairman of the Board


Date:  February 1, 1996           By   /s/ Graham Espley-Jones
                                       -----------------------------
                                            Graham Espley-Jones
                                          Chief Financial Officer