Form 10-Q/A
period 1995-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-02-02
CIK 830156

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10 Q/A

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                      -----------------------------------

FOR QUARTER ENDED MARCH 31, 1995


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
    (A CALIFORNIA LIMITED PARTNERSHIP)

        BALANCE SHEETS (UNAUDITED)

MARCH 31, 1995 AND DECEMBER 31, 1994

                                                                                      1995          1994
                                          ASSETS                                  (UNAUDITED)    (AUDITED)
                                          ----------------------------------      -----------   -----------
Properties, at cost (notes 3, 4 and 5)
                     Land                                                         $ 2,902,684   $ 2,902,684
                     Building and improvements, less
                       accumulated depreciation of $4,745,034
                       in 1995 and $3,865,219 in 1994                              15,704,322    15,669,092
                     Leasehold property and improvements,
                       less accumulated amortization of
                       $5,163,247 in 1995
                       and $5,595,821 in 1994                                       1,350,032     1,764,926
                     Furniture, fixtures and equipment, less
                       accumulated depreciation of $1,037,746
                       in 1995 and $1,108,392 in 1994                                 814,936       692,250
                                                                                  -----------   -----------
                                                              Net Properties       20,771,974    21,028,952

Cash and cash equivalents                                                             316,588       605,100
Loan fees, less accumulated amortization
  of $7,998 in 1995 and $7,093 in 1994                                                  2,701         3,606
Other assets                                                                        1,196,305     1,127,179
                                                                                  -----------   -----------
                                                              Total assets        $22,287,569   $22,764,837
                                                                                  ===========   ===========

                                          LIABILITIES AND PARTNERS' CAPITAL
                                          ---------------------------------
Notes Payable (note 5)                                                              6,660,629   $ 7,189,166
Accounts payable and accrued expenses                                               1,081,196       772,228
Amounts payable to affiliates (note 3)                                                125,400       494,423
Distribution payable to partners                                                       93,673       544,381
                                                                                  -----------   -----------
                                                              Total Liabilities     7,960,897     9,000,198

Partners' capital (deficit) (note 2 and 3):
                     General partners' capital (deficit)                              291,177      (162,861)
                     Limited partners' capital, 34,995 units
                     outstanding                                                   14,035,496    13,927,500


                                                                                  -----------   -----------
                     Total liabilities and partners' equity                        22,287,569   $22,764,837
                                                                                  ===========   ===========

See accompanying notes to financial statements (unaudited).

     PART I ITEM 1

AMERICAN RETIREMENT VILLAS PROPERTIES II
 (A CALIFORNIA LIMITED PARTNERSHIP)

 STATEMENTS OF OPERATIONS (UNAUDITED)

 FOR QUARTER ENDED MARCH 31, 1995
 FOR QUARTER ENDED MARCH 31, 1994

                                                                                           QUARTER       QUARTER
                                                                                         ENDED MARCH   ENDED MARCH
                                                                                           31, 1995      31, 1994
                                                                                         -----------   -----------
Revenues:
                     Rent                                                                 3,696,826     3,406,167
                     Assisted living                                                        495,679       370,004
                     Interest                                                                 3,998         4,161
                     Other                                                                   58,714        43,012
                                                                                         ----------    ----------
                                                              Total Revenues              4,255,218     3,823,344
                                                                                         ----------    ----------

Costs and expenses (note 3):
                     Rental property operations                                           2,128,214     2,003,038
                     Assisted living                                                        204,209       178,414
                     General and administrative                                             454,862       461,687
                     Ground rent (note 4)                                                   286,699       285,771
                     Depreciation and amortization                                          526,902       691,932
                     Property taxes                                                         128,343       132,880
                     Advertising                                                             31,433        14,354
                     Repairs & maintenance                                                  113,068        84,303
                     Interest                                                               147,550       148,213
                     Bad debt                                                                14,852        15,492

                                                                                         ----------    ----------
                                                              Total costs and expenses    4,036,132     4,016,084


                                          Net Income (loss)                                 219,086      (192,740)

                                          Net gain (loss) to General Partner                  2,191        (1,927)

                                          Net gain (loss) to Limited Partner             $  216,895    $ (190,812)
                                                                                         ==========    ==========
                                          Net Income (loss) per Limited Partner
                                            unit                                         $     6.20    $    (5.45)
                                                                                         ==========    ==========


See accompanying notes to financial statements (unaudited).

           PART I ITEM 1

AMERICAN RETIREMENT VILLAS PROPERTIES II
 (A CALIFORNIA LIMITED PARTNERSHIP)

 STATEMENTS OF CASH FLOWS (UNAUDITED)

 FOR THREE MONTHS ENDED MARCH 31, 1995
 FOR THREE MONTHS ENDED MARCH 31, 1994

                                                                                 1995          1994
                                                                             -----------    ----------
Cash flows from operating activities:
                     Net income (loss)                                       $   219,086    $ (192,740)
                     Adjustments to reconcile net loss to
                       net cash provided by operating activities:
                       Depreciation and amortization                             526,902       691,932
                     Change in assets and liabilities:
                                          Decrease in loan fees                      905         1,156
                                          (Increase) in other assets             (69,126)      (97,067)
                                          Increase (decrease)  in accounts
                                            payable and accrued expenses         308,968        43,979
                                          Increase (decrease)  in amounts
                                            payable to affiliates                 83,923        12,975
                                                                             -----------    ----------
Net cash provided by operating activities                                      1,070,657       460,235

Cash flows from investing activities:
                     Capital expenditures                                       (269,507)      (85,143)

                                                                             -----------    ----------
Net cash used in investing activities                                           (269,507)      (85,143)
                                                                             -----------    ----------
Cash flows from financing activities:
                     Borrowings on line of credit                                150,000       225,000
                     Principal repayments on line of credit                     (650,000)     (325,000)
                     Principal repayments on notes payable                       (28,537)      (27,486)
                     Distributions paid                                         (561,124)     (431,914)
                                                                             -----------    ----------

Net cash used by financing activities                                         (1,089,662)     (559,400)
                                                                             -----------    ----------

Net decrease in cash and cash equivalents                                       (288,512)     (184,308)

Cash and cash equivalents at beginning of period                                 605,100       389,830
                                                                             -----------    ----------

Cash and cash equivalents at end of period                                   $   316,588    $  205,522
                                                                             ===========    ==========


See accompanying notes to financial statements (unaudited).

               AMERICAN RETIREMENT VILLAS PROPERTIES II
               (A CALIFORNIA LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               MARCH 31, 1995

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

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               MARCH 31, 1995

Reclassifications

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference.

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5) the material stated in the December 31, 1994 Form 10K is incorporated by this reference, except for the following additional comments. For the quarter ended March 31, 1995 property management fees and partnership administration fees of $212,761 and $76,492, respectively, were paid or accrued to the Managing General Partner.

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

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               MARCH 31, 1995

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

                               PART I ITEM II

                               AMERICAN RETIREMENT VILLAS PROPERTIES II
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)                            LIQUIDITY.

                               The General Partners expect that the cash to be
generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended March 31, 1995, net cash provided by operating activities was approximately $748,835 as compared to cash provided by operating activities of approximately $590,676 for the three months ended March 31, 1994.

                               During the three months ended March 31, 1995, the
Registrant used net cash in investing activities of $269,507 compared to $85,143 for the three months ended March 31, 1994. The Registrant's investing activities consisted of capital improvements made on its ten properties.

                               During the three months ended March 31, 1995, the
Registrant used net cash in financing activities of $636,715 compared to $559,400 for the three months ended March 31, 1994. The Registrant's financing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

                               The General Partners are not aware of any trends,
other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the properties by way of higher rental and Assisted Living rates. The Registrant has long term debt of approximately $6,660,629, as of March 31, 1995. $3,462,282 is due August 1, 2018, $2,838,676 is due November 1, 2016, $349,333 is due December 1, 1996, and $10,338 is due January 1, 1997.

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

(3)                            RESULTS OF OPERATIONS.

                               THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1994.

                               Revenue for the three months ended March 31,
1995, and the three months ended March 31, 1994 includes rental income and Assisted Living income from all ten properties, interest earned on cash balances and other revenue. Total revenues for the three months ended March 31, 1995 were $4,255,218, an increase of approximately 11% over revenues of $3,823,344 for the three months ended March 31, 1994.

                               AMERICAN RETIREMENT VILLAS PROPERTIES II
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               The largest component of revenue, rent, increased
by approximately 8% from the three months ended March 31, 1994 to the three months ended March 31, 1995. The increase in rent was due to an increase in occupancy of approximately 7% and an increase in rental rates of approximately 4%.

                               Revenue from Assisted Living increased by
approximately 34% from the three months ended March 31, 1994 to the three months ended March 31, 1995. The increase in Assisted Living was due to aggressive marketing of the Assisted Living services and the resulting increase in the number of residents using the program.

                               Interest and other revenue increased
approximately 33% from the three months ended March 31, 1994 to the three months ended March 31, 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

                               Sources of revenue for the three months ended
March 31, 1995 and March 31, 1994 are summarized as follows:

                               THREE MONTHS ENDED             THREE MONTHS ENDED
                               MARCH 31, 1995                 MARCH 31, 1994
Rent                               $3,696,826                     $3,406,167

Assisted Living                       495,679                        370,004

Interest                                3,998                          4,161

Other                                  58,714                         43,012

                                   ----------                     ----------
                                   $4,255,218                     $3,823,344
                                   ==========                     ==========

                               Total cost and expenses for the three months
ended March 31, 1995 were $4,036,132, an increase of less than 1% over costs and expenses of $4,016,084 for the three months ended March 31, 1994.

                               The largest component of expenses, rental
property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased over 6% from the three months ended March 31, 1994 to the three months ended March 31, 1995. This increase in expenses corresponds with the increase in revenues.

                               Assisted Living expenses consist primarily of the
related payroll expense. Assisted living expenses increased by over 14% from the three months ended March 31, 1994 to the three months ended March 31, 1995. Assisted Living expenses increased due to the increases in size of the related staff providing Assisted Living services. This increase corresponds to the increase in Assisted Living revenue.

                               AMERICAN RETIREMENT VILLAS PROPERTIES II
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               General and administrative expenses are comprised
of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased by over 1% from the three months ended March 31, 1994 to the three months ended March 31, 1995.

                               Depreciation and amortization expense decreased
by approximately 24% from the three months ended March 31, 1994 to the three months ended March 31, 1995. This decrease is due to fixed assets becoming fully depreciated.

                               Interest expense remained approximately the same
for the three months ended March 31, 1994 compared to the three months ended March 31, 1995.

                               Selected costs and expenses for the three months
ended March 31, 1995 and March 31, 1994 are summarized as follows:

                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                  MARCH 31, 1995          MARCH 31, 1994
Rental Property Operations           $2,128,214              $2,236,727

Assisted Living                         204,209                 202,675

General and Administrative              454,863                 449,770

Depreciation and Amortization           526,902                 432,889

Property Taxes                          128,343                 180,092

Interest                                147,550                 148,213

             PART II

             AMERICAN RETIREMENT VILLAS PROPERTIES II
             (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 1    LEGAL PROCEEDINGS

             None

ITEM 2    CHANGE IN SECURITIES

             None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

             None

ITEM 5    OTHER INFORMATION

             None.

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

             AMERICAN RETIREMENT VILLAS PROPERTIES II,
             A CALIFORNIA LIMITED PARTNERSHIP

                        By   ARV Assisted Living, Inc.
                           -----------------------------
                           Managing General Partner

Date: February 1, 1996      By /s/GARY L. DAVIDSON
                               ---------------------
                                 Gary L. Davidson
                               Chairman of the Board

Date: February 1, 1996      By /s/GRAHAM ESPLEY-JONES
                               -----------------------
                                 Graham Espley-Jones
                               Chief Financial Officer