Form 10-K
period 1995-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-04-15
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $34,995,000 as of March 1, 1996, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 34,995 Units outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.  BUSINESS

                  FORMATION AND GENERAL DEVELOPMENT.

                  The Registrant is a California limited partnership formed in February of 1988 to develop, finance, acquire, and operate senior citizen housing, inclusive of assisted living facilities. The Registrant operates ten facilities, all of which are located in California. The general partners are:
ARV Assisted Living, Inc., ("ARVAL") (formerly ARV Housing Group, Inc.), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, and Tony Rota (collectively known as "General Partners"). The General Partners make all decisions concerning property acquisitions and dispositions of the facilities subject to the limited partners rights to approve or disapprove of the sale of substantially all of the Registrant's assets. The Registrant has not made any investment which the General Partners believe puts the Registrant's capital at unusual risk.

                  INDUSTRY SEGMENTS.

                  The Registrant considers its business to represent only one industry segment, the development, financing, and operation of assisted living facilities.

                  NARRATIVE DESCRIPTION OF BUSINESS.

                  The Registrant's business is the ownership and operation of assisted living facilities. To understand the business conducted and intended to be conducted by the Registrant, it is first necessary to understand the assisted living industry and the market for potential residents.

                  Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility. The assisted living market can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other.

                  The Registrant believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide.

                  The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994. The segment of the population over 85 years of age, which comprises the largest percentage of residents at long-term care facilities, is projected to increase by more than 40% between the years 1990 to 2000.

                  Other trends benefiting the Registrant include the increased financial net worth of the elderly population, the increasing number of women who work outside the home and are therefore unable to care for their elderly relatives and the increase in the population of individuals living alone. As the ratio of senior elderly in need of assistance has increased, so too has the number of senior elderly able to afford assisted living. Historically, the non-institutionalized senior elderly were taken care of by their children, however, the increased number of women in the labor force has reduced the supply of in-home care givers. Since 1960, the population of individuals living alone has increased significantly as a percentage of the total elderly population. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

                  The majority of states in the U.S. have enacted Certificates of Need or similar legislation, which generally limit the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also act to constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care which enables them to charge higher fees, thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

                  While Certificates of Need generally are not required for assisted living facilities, except in a few states, most states do require assisted living providers to license their facilities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on assisted living facilities over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an assisted living facility, provide an additional barrier of entry to the assisted living business.

                  In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced length of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges.

                  These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as assisted living facilities to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the level of skilled nursing facility patients increases, the supply of nursing facility space will be filled by patients with higher acuity needs paying higher fees, which again will provide opportunities for assisted living facilities to increase their occupancy and services to residents requiring lesser levels of care than generally can be expected for patients in skilled nursing facilities.

                  The Registrant provides services and care which are designed to meet the individual needs of its residents. The services provided are designed to enhance both the physical and mental well-being of the senior elderly in each of the Registrant's facilities by promoting their independence and dignity in a homelike setting. The assisted living program at the Registrant's facilities include:

                  Personalized Care Plan - A primary element of the Registrant's strategy is the concept of "personalized" care to meet each resident's specific needs. This concept of customizing services to meet the needs of the residents begins with the resident admissions process, where the facility's management staff, the resident, the resident's family, and the resident's physician, discuss the resident's needs and develop a plan for the resident's care. If recommended by the resident's physician, additional health care or medical services may be provided at the facility by a third party home health care agency or other medical provider.

                  Basic Service and Care Package - The basic service and care package at the Registrant's assisted living facilities generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities, and transportation. Other care services can be provided under the basic package based upon the individual's personalized health care plan.

                  Additional Services - The Registrant has designed additional assisted living services in a three-tier program available to residents on a personalized basis.

Level One: Assistance to residents in the self-administration of medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

Level Two: In addition to the services provided under Level 1, assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the facility.

Level Three: All of the services provided by Level One and Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who need help with incontinence.

                  The personnel working at each facility are employees of ARVAL. A shortage of qualified personnel may require ARVAL to enhance its wage and benefits package in order to compete with other providers of assisted living and senior housing to attract and retain qualified individuals. In addition, many health care workers in the nursing home industry are unionized. While none of ARVAL's employees are currently unionized, any unionization of workers in the assisted living industry or at the Registrant's facilities could increase labor costs. No assurances can be given that the facilities labor costs will not increase, or if they do increase, that they can be matched by corresponding increases in rental or management revenue. Currently the Registrant's ten facilities employ approximately 330 employees.

                  There can be no assurance that, at any time, any assisted living facility will be substantially occupied at current rents. If operating expenses increase, rent restrictions imposed under rent control regulations in the local rental market may limit the extent to which rents may be increased. Because rent increases generally can only be implemented at the time of expiration of leases, rental increases may lag behind increases in operating expenses.

                  The performance of the Registrant's assisted living facilities is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, assisted living properties. With regard to the Registrant's leased facilities, there can be no assurances that favorable rental rates will be obtained upon renewal of the operating leases. Other factors include the attractiveness of properties to tenants, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Registrant to provide adequate maintenance and insurance and to control operating costs.

                  The Registrant owns five of its ten facilities, one of which is subject to a ground lease. It operates the remaining five facilities pursuant to operating leases. Pursuant to its partnership agreement, the Registrant's financing policy restricts the aggregate indebtedness to a maximum of 70% of the greater of a facility's original cost or its current appraised value. Since each specific facility required its own particular mix of cash, financing, and development effort, the Registrant has adhered to a flexible financing/borrowing policy. Some facilities were acquired subject to existing debt at rates which continue to be favorable in today's commercial market. In addition, most of the Registrant's mortgage debt was incurred through the acquisition of facilities subject to United States Department of Housing and Urban Development ("HUD") insured financing. The Registrant operates the HUD insured projects as assisted living facilities providing rental, food service, daily housekeeping, and assisted living services to senior citizen residents without HUD rental support programs.

                  The Registrant was initially capitalized through a private placement offering of limited partnership units providing a total of $35,000,000 ("Gross Offering Proceeds") and the amount of debt to which the Registrant is subject totals approximately $7,211,000 at December 31, 1995 (the historical cost of its assisted living facilities at that date totaled $31,878,727), evidencing that the Registrant has adhered to its general policy of low leverage.

                  Within a particular geographic location, assisted living facilities compete principally on the basis of the quality of the housing, food, recreational activities, and resident assistance. Competition in the five principal market areas in which the Registrant's facilities are located is limited, and is discussed under ITEM 2. below. In addition, other forms of residential housing such as mobile home parks, apartments, and to a lesser extent, single family homes, compete with assisted living facilities.

                  At the time the limited partners were admitted to the partnership it was anticipated that the holding period for the Registrant's properties would be five to seven years, which time is close to expiring. ARVAL is exploring potential disposition strategies for the Registrant's assets including the possible sale of the fee properties to a third party. Any determination regarding sale will be dependent upon the current and projected operating performance, the needs of the Registrant, the availability of buyers and their financing and, in general, the relative merits of continued operation as opposed to sale or termination of leases. Pursuant to its Partnership Agreement, the Registrant may accept purchase money obligations secured by mortgages as part of the sales consideration, depending upon then prevailing economic conditions customary in the area in which the property is located, credit of the buyer and available financing alternatives. In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

ITEM 2.   PROPERTIES

         INTRODUCTION

         The Registrant owns or operates subject to operating leases ten separate facilities, all of which were acquired from unaffiliated sellers. Two of the facilities (the improvements and a ground lease interest in Covina Villa and fee title to Montego Heights Lodge) were purchased in separate transactions, and eight facilities were acquired in one transaction from Retirement Inns of America, a subsidiary of Avon Products, Inc. The Registrant owns fee title to three of the former Avon facilities and operates the remaining five facilities pursuant to long-term operating leases. (See descriptions below).

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

         The Registrant is the lessee of a long-term ground lease expiring in 2037. Monthly lease payment are approximately $8,500 and the lease provides for cost of living increases. Ground rental for 1995 was approximately $102,600. The facility, furniture, fixtures, and equipment are pledged as collateral security for the ground lease. The ground lease interest in the facility is not subject to mortgage financing. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 83%, 71%, 86%, 90%, and 88%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,306, $1,258, $1,288, $1,279, and $1,244, respectively. At March 10, 1996,
58 of its 64 units were occupied for an occupancy rate of 91%.

         MONTEGO HEIGHTS LODGE

         The facility is located at 1400 Montego, Walnut Creek, one mile from the Walnut Creek Civic Center and the Bart Station which links the community with San Francisco 20 miles to the west. The facility has nearby access to Highway 24 which connects the cities of Lafayette, Orinda, Walnut Creek and Piedmont, and U.S. Highway 680, one mile to the West. John Muir Hospital and Heather Farms Park, a 102 acre complex featuring recreation facilities for entertainment, are two blocks away.

         The site consists of approximately four acres of land and two and four story connected buildings, containing 170 studio and one bedroom units. Common areas include a central dining room, library, hobby and billiards room, living room, private dining room, beauty shop, laundry room, auditorium and spacious private grounds, including waterscape, a koi pond with circulating water, an aviary and a residents' garden. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 90%, 84%, 86%, 85%, and 83%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,428, $1,417, $1,382, $1,355, and $1,343, respectively. At March 10, 1996, 157 of the facility's 170 units were occupied for an occupancy rate of 92%.

         The land and buildings are subject to a HUD insured loan with an unpaid principal balance of $3,418,404 at December 31, 1995. The loan bears interest at 7.5% per annum, with principal and interest payments of $26,171 per month, and is due August 1, 2018. The loan may be prepaid in full on payment of an adjusted premium charge as required by regulations promulgated under the National Housing Act.

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

         RETIREMENT INN OF DALY CITY is a 36,874 square foot, two story building containing 95 residential units, located on 1.15 acres of land at 501 King Drive, Daly City, in a well maintained residential neighborhood. In addition to the normal common area facilities, Retirement Inn of Daly City has an activity room, a beauty shop, a general store and a private dining room. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 92%, 87%, 77%, 76%, and 81%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,172, $1,187, $1,156, $1,102, and $1,068, respectively. At March 10, 1996, 85 of the 95 units were occupied for an occupancy rate of 89%.

         RETIREMENT INN OF FULLERTON is a 38,155 square foot, two story building containing 68 residential units located on .99 acres at 1621 E. Commonwealth Avenue, Fullerton, in a well maintained residential neighborhood. The site is one mile east of the City Center and within two miles of two major freeways. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 95%, 90%, 91%, 86%, and 87%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,326, $1,275, $1,274, $1,266, and $1,264, respectively. At March 10, 1996, 56 of the 68 units were occupied for an occupancy rate of 82%.

         The land and buildings are subject to a loan with an unpaid principal balance of $337,333 at December 31, 1995. The loan bears interest at 1% in excess of the bank's prime rate, with monthly principal payments of $1,333 plus interest. All unpaid principal and interest are due December 1, 1996.

         VALLEY VIEW LODGE OF ROSSMOOR is a 97,590 square foot, two story building containing 125 residential units, located on 4.55 acres at 1228 Rossmoor Parkway, Walnut Creek, one quarter mile from the entrance to Leisure World of Rossmoor. In addition to the normal common area facilities, Valley View Lodge has a billiard room, an auditorium, an arts and craft studio and a separate game and card room. This site is two miles from the Walnut Creek Civic Center and within one mile of a major freeway. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 97%, 97%, 95%, 94%, and 86%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,714, $1,687, $1,646, $1,588, and $1,188, respectively.
At March 10, 1996, 115 of the 125 units were occupied for an occupancy rate of 92%.

         The land and building are subject to a HUD insured loan with an unpaid principal balance of $2,802,113 at December 31, 1995. The loan bears interest at 8.25% per annum, with principal and interest payments of $23,468 per month, and is due November 1, 2016. The loan may be prepaid in full on payment of an adjusted premium charge as required by regulations promulgated under the National Housing Act.

         BURLINGAME; CAMPBELL; FREMONT; SUNNYVALE; WILLOW GLEN.

         The Registrant is the lessee on long term operating leases for each of these five facilities. Each lessor is a limited partnership unrelated to any General Partner or affiliate of the Registrant. Fee title to the land and each of the five facilities is subject to a HUD insured loan and the Registrant's monthly rent includes payment of all underlying debt service. The leases are triple net with the Registrant being responsible for utilities, taxes and insurance.

         RETIREMENT INN OF BURLINGAME is a 35,772 square foot, four story building containing 68 residential units located on a compact .5 acre site at 250 Myrtle Road, Burlingame, in a well maintained residential neighborhood. The site is two miles from San Francisco International Airport and within one mile of two major freeways. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 98%, 91%, 91%, 90%, and 83%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,477, $1,451, $1,428, $1,430 and $1,433, respectively. At March 10, 1996, 63 of the 68 units were occupied for an occupancy rate of 93%.

         The initial lease term expires August 26, 1997. The Registrant holds the option to renew for two 10 year periods. Monthly rent is approximately $18,200 and the lease does not contain any cost of living or other escalation clauses. Lease expense for 1995 was approximately $218,300.

         RETIREMENT INN OF CAMPBELL is a 34,754 square foot, two story building containing 72 living units located on 1.1 acres at 290 North San Tomas Acquino Road, Campbell, in a well maintained residential neighborhood. The site is nine miles from downtown San Jose and within three miles of two major freeways. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 97%, 94%, 95%, 83%, and 94%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,338, $1,331, $1,329, $1,302, and $1,299, respectively. At March 10, 1996, 72 of the 72 units were occupied for an occupancy rate of 100%.

                  The Registrant holds the option to renew its lease for two 10 year periods. The initial lease term expired in August 1995, and the Registrant is in negotiations to exercise its first renewal term. Monthly rent during the initial lease term was approximately $12,670 and the lease did not contain any cost of living or other escalation clauses. Lease expense for 1995 was approximately $151,900.

         RETIREMENT INN OF FREMONT is a 35,466 square foot, two story Mediterranean style wood frame building containing 70 residential units located on 1.3 acres at 38801 Hastings Street, Fremont in a well maintained residential neighborhood. The site is within one mile of the Fremont Civic Center and is one half block from a major thoroughfare connecting to Highway 880 which, in turn, connects San Jose, 18 miles to the south and Oakland, 24 miles to the north. Fire protection, emergency health care and other community services are all within one mile. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 92%, 91%, 80%, 80%, and 82%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,357, $1,312, $1,261, $1,203, and $1,187, respectively. At March 10, 1996, 58 of the 70 units were occupied for an occupancy rate of 83%.

         The initial lease term expires January of 1997. The Registrant holds the option to renew for two 10 year periods. Monthly rent during the initial lease term was approximately $13,900 and the lease does not contain any cost of living or other escalation clauses. Lease expense for 1995 was approximately $166,600.

         RETIREMENT INN OF SUNNYVALE is a 61,478 square foot, two story H-shaped building surrounding a courtyard and containing 123 residential units, located on 2.1 acres at 175 East Remington Drive, Sunnyvale. The site is three blocks west of El Camino Real, less than two miles from a major freeway and is served by fire protection, emergency health care and other community services. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 93%, 96%, 93%, 89%, and 81%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,369, $1,354, $1,312, $1,277, and $1,200, respectively. At March 10, 1996, 109 of the 123 units were occupied for an occupancy rate of 85%.

         The Registrant holds the option to renew its lease for two 10 year periods. The initial lease term expired in March 1996 and the Registrant is currently in negotiations to exercise its first renewal term. Monthly rent during the initial lease term was approximately $25,100 and the lease did not contain any cost of living or other escalation clauses. Lease expense for 1995 was approximately $284,500.

         THE INN AT WILLOW GLEN is a 47,717 square foot two story building containing 84 residential units located on 1.5 acres at 1185 Pedro Street, San Jose in a well maintained residential neighborhood. The site is across the street from a racquet club, five miles from the San Jose Civic Center, one half mile from a major freeway joining San Jose to San Francisco and is served by fire protection, emergency health care and other community services. The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 98%, 97%, 94%, 97%, and 90%, respectively. The average monthly rental rates of occupied units for each of these same years were $1,395, $1,353, $1,284, $1,239, and $1,155, respectively. At March 10, 1996, 82 of the 84 units were occupied for an occupancy rate of 98%.

         The initial lease term expires in November 1997. The Registrant holds the option to renew for two 10 year periods. Monthly rent, which is fixed for the balance of the initial term, is $16,402, plus bonus rent which is calculated by multiplying $40,000 times the percentage by which annual rents exceed the 1981 base year. Bonus rent for 1995 approximated $1,350 per month, and this amount is not expected to materially increase over the term of the lease. Lease expense for 1995 was approximately $249,300.

         COMPETITION/MARKETING DATA

         According to its 1990 census, the U.S. Census Bureau reported that 10.6% of the California population is over 65 years of age, and projects an 8% annual increase in the population over 85 years of age. The Registrant considers this group over the age of 85 to constitute the assisted living population. Census projections for 1995 indicate a population of approximately 3,567,000 people in California over 65, and an assisted living population in California of at least 13% of those over 65 or approximately 463,700.

         There are five distinct geographic market areas ("Market Areas") into which the Registrant's 10 facilities fall. A review of these Market Areas follows.

         1.       SAN FRANCISCO PENINSULA

         Two of the Registrant's facilities are located in Market Area 1:
Retirement Inn of Daly City and Retirement Inn of Burlingame. These facilities are approximately 12 miles apart. The cities of Daly City, Pacifica and the southern portion of the City of San Francisco are the immediate market for the Daly City facility. Burlingame, Hillsborough and San Mateo and parts of Foster City, San Carlos and Millbrae are the immediate market for the Burlingame site. This combined primary market area, defined as an approximate 10 mile radius from each facility, contains approximately 1,750,000 people. The demographics in each market reveal a general population base, household income figures and percentage of senior citizens that meet the standards used by the General Partners in determining feasibility for other facilities which they have developed and now manage.

         Assuming 10.6% of the population is over 65 and that a minimum of 13% of this group over age 65 constitutes the primary assisted living market, there are currently 24,100 potential residents in the target market areas. In Market Area 1 there are seven assisted living facilities now offering similar services and features. These seven have a combined total of 710 units potentially housing 1,000 residents. The Retirement Inn of Daly City and the Retirement Inn of Burlingame bring the total present capacity in Market Area 1 to 1,650 seniors that can be housed in this fashion, or about 7% saturation of the target market.

         2.       GREATER SAN JOSE

         Three of the Registrant's facilities are located in Market Area 2: the Retirement Inn of Sunnyvale, the Retirement Inn of Campbell, and the Inn at Willow Glen. The cities of Sunnyvale, Palo Alto, Los Altos, Mountain View, Cupertino and Santa Clara comprise the primary market area for the Sunnyvale facility. The Campbell and Willow Glen facilities, five miles from each other, add the cities of Los Gatos, Campbell and Saratoga to their target market, but are not contemplated to draw substantially from the communities of Mountain View, Palo Alto and Los Altos. Each facility's primary market area is defined as an approximate 10-mile radius from the site. Market Area 2 contains approximately 2,100,000 people and shows favorable demographics relating to the rental of units. The percentage of senior citizens, household income figures and the population base meet the standards used by the General Partners in determining feasibility for other facilities which they have developed and now manage.

         Assuming 10.6% of the population is over 65, and that a minimum of 13% of this group over age 65 constitutes the primary assisted living, Market Area 2 contains approximately 28,900 potential residents. In Market Area 2 there are currently 14 facilities now offering services and features similar to the subject facilities. These facilities have a combined total of 2,400 units potentially housing approximately 3,600 residents, or about 12% saturation of the target market.

         3.       EAST BAY AREA

         Three facilities are in Market Area 3: the Retirement Inn of Fremont, Montego Heights and Valley View Lodge of Rossmoor in Walnut Creek. The cities of Fremont, Hayward, Newark, Milpitas, Union City and San Lorenzo comprise the Fremont site's primary market. Both Valley View Lodge and Montego Heights locations are served most extensively by the cities of Walnut Creek, Berkeley, Piedmont, Orinda, Lafayette, Moraga, Alamo, Danville, Pleasant Hill, Concord and Rossmoor's Leisure World development which in itself houses approximately 8,500 seniors over the age of 65.

         The immediate market area is defined as a 12-mile radius due to urban growth patterns, topography and accessibility by major thoroughfares. Market Area 3 contains approximately 870,000 people and demonstrates household income, percentage of senior citizens and general population base figures that meet the standards used by the General Partners in determining feasibility for other facilities which they have developed and manage.

         Assuming 10.6 percent of the population is over 65, and that a minimum of 13% of this group over age 65 constitutes the primary assisted living market, Market Area 3 provides approximately 12,000 potential residents. Five facilities, two of which are within one mile of the Retirement Inn of Fremont, offer services and features similar to the Retirement Inn of Fremont with a combined total of 604 units potentially housing 725 residents. Adding the subject property results in a capacity of 805 seniors that may be accommodated in this fashion, or about 7% saturation of the market. The total number of units available in the Walnut Creek/Concord area, including Montego Heights Lodge and Valley View Lodge, is approximately 2,300, or about 19% market saturation.

         4.       FULLERTON - NORTH ORANGE COUNTY/SOUTHWEST L.A. COUNTY

         One facility is in Market Area 4: The Retirement Inn of Fullerton.

         The primary market is defined as a 10-mile radius from the facility. On this basis, Market Area 4 is comprised of the following cities: Anaheim, Brea, Buena Park, Cerritos, Cypress, Diamond Bar, Fullerton, Garden Grove, La Habra, La Habra Heights, La Mirada, La Palma, Norwalk, Orange, Placentia, Santa Ana, Stanton, Westminster, Whittier, and Yorba Linda. The total population of this primary market is 1,760,449, of which 136,264 (taken from California Cities, Towns & Counties; Information Publications; California. 1996) are age 65 and over. Drawing on information provided by the U. S. Census Bureau, 13% of the population over age 65 constitutes the primary assisted living market, equaling 17,714 seniors in Market Area 4.

         In Market Area 4, there are currently 14 facilities offering services and features similar to the Retirement in of Fullerton. These facilities, including the Retirement Inn of Fullerton, have a combined total of 2,695 units, potentially housing approximately 3,234 seniors, or about 19% saturation of the target market. Data compiled from surveying residents and their families reveals that the market may be expanded by up to 33% due to units rented by residents coming from outside the primary area.

         5.  COVINA

                  One facility is in Market Area 5: Covina Villa

         The primary market is defined as a 10-mile radius from the facility. On this basis, Market Area 5 is comprised of the following cities: Arcadia, Azusa, Baldwin Park, City of Industry, Claremont, Covina, Diamond Bar, Duarte, El Monte, Glendora, Irwindale, La Puente, La Verne, Monrovia, Pomona, San Dimas,Temple City, Walnut, and West Covina. The total population of this primary market is 972,181 of which 76,319 (taken from California Cities, Towns
& Counties; Information Publications; California. 1996) are age 65 and over. Drawing on information provided by the U. S. Census Bureau, 13% of the population over the age of 65 constitutes the primary assisted living market, equaling 9,921 seniors in Market Area 5.

         In Market Area 5, there are currently 5 facilities offering services and features similar to the Covina Villa. These facilities, including Covina Villa, have a combined total of 709 units, potentially housing approximately 886 seniors, or about 9% saturation of the target market. Data compiled from surveying residents and their families reveals that the market may be expanded by up to 33% due to units rented by residents coming from outside the primary area.

ITEM 3.  LEGAL PROCEEDINGS

                  There are various legal proceedings pending to which the Registrant is a party, or to which some of its properties are subject, arising in the normal course of business. The Registrant does not believe the ultimate resolution of those proceedings will have a material adverse effect on the Registrant's financial position or results of operations.

                  The Registrant has notified the landlords of its Campbell and Sunnyvale facilities that the Registrant has extended the terms of those leases. Renewal rent is being negotiated and, if not resolved, may result in arbitration or litigation. If not resolved in favor of the Registrant, the ultimate resolution of those proceedings may have a material adverse effect on the Registrant's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to Unitholders during the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  There is no established public trading market for the Registrant's securities. The Registrant repurchased and retired 5 Partnership Units in June 1990.

                  As of December 31, 1995, there were approximately 3,503 Unitholders of record owning 35,019.88 Units. For the years ended December 31, 1995 and 1994, the Registrant made limited partner distributions of $64.28 per Unit and $55.45 per Unit, respectively. The return of capital to the Unitholders for the years ended December 31, 1995 and 1994 was $39.57 and $55.45, respectively. There were distributions of earnings for the years ending December 31, 1995 and 1994 of $24.71 and $-0-, respectively.

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


                                             1995            1994           1993           1992             1991
                                             ----            ----           ----           ----             ----

Revenue                                   $16,982,297    $16,002,757    $15,084,584    $14,106,400      $13,044,494

Net Income (Loss)                             873,296       (107,472)      (671,794)      (773,246)      (1,856,734)

Net Income (Loss) (per weighted
average Limited Partner Units
outstanding)                                    24.71          (3.04)        (19.00)        (21.87)          (52.53)


Total Assets                               21,523,874     22,764,837     24,627,621     26,956,737       29,574,874

Partners' Capital                          12,818,856     13,764,639     15,832,217     18,184,070       20,916,769

Notes Payable                               7,211,460      7,189,166      7,305,980      7,416,777        7,415,662

Distributions of Earnings                       24.71            -0-            -0-            -0-              -0-

Distributions - Return of Capital               39.57          55.45          47.53          55.43            63.28

Total Distributions (per weighted
average Limited Partner units
outstanding)                                    64.28          55.45          47.53          55.43            63.28



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY.

                  The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During 1995, net cash provided by operating activities was approximately $2,989,000 compared to $2,550,000 and $2,144,000 for the years ended 1994 and 1993, respectively.

                  During 1995, the Registrant used net cash in investing activities of approximately $891,000 compared to $389,000 and $311,000 for the years ended 1994 and 1993, respectively. The increase in investing activities was due to the purchase of vehicles, carpeting and roof replacements. These three items represent approximately $517,000 of the cash used in investing activities in 1995.

                  During 1995, the Registrant used net cash in financing activities of approximately $1,761,000 compared to $1,946,000 and $1,781,000 for the years ended 1994 and 1993, respectively.

                  The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and Assisted living rates. The Registrant has long term debt of approximately $7,211,000, as of December 31, 1995 which is due as follows: $500,000 due on January 15, 1996 (which amount was paid), $337,000 due in December 1, 1996, $154,000 secured by equipment is due on or before November 15, 2000, $2,802,000 is due in November 1, 2016, and $3,418,000 is due in August 1, 2018 The $500,000 repaid in January 1996 represents a line of credit which has been extended through October 15, 1996.

                  CAPITAL RESOURCES.

                  Registrant contemplates spending approximately $550,000 for capital expenditures during 1996 for physical improvements at its ten facilities. The Registrant expects that the funds for these improvements should be available from operations.

                  There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

                  RESULTS OF OPERATIONS.

                  Revenues for the years ended December 31, 1995, 1994 and 1993, includes rental income and assisted living revenue from ten facilities, interest earned on cash balances and other revenue. In 1995 and 1994 the Registrant's rental revenues increased over prior years due to higher aggregate occupancy levels and rental rates. Total revenues for the year ended December 31, 1995, were $16,982,000 compared to $16,003,000 and $15,085,000 for the years ended December 31, 1994 and December 31, 1993, respectively. Revenues increased by 6% from 1994 to 1995 and by 6% from 1993 to 1994.

                  The largest component of revenue, rent, increased by approximately 5% from 1994 to 1995 and by approximately 4% from 1993 to 1994. The increase in rent was due to an increase of 4% in occupancy and an increase in rental rates of 3% from 1994 to 1995 and an increase of 1% in occupancy and an increase in rental rates of 2% from 1993 to 1994.

                  Revenue from assisted living increased by 17% from 1994 to 1995 and 32% from 1993 to 1994. The increase in assisted living was due to aggressive marketing of the assisted living services and the resulting increase in the number of residents using the program.

                  Interest and other revenue decreased by 11% from 1994 to 1995 and increased by 9% from 1993 to 1994. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

                  Sources of revenue for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                1995                         1994                        1993
                                ----                         ----                        ----
Rent                        $14,768,855                 $14,055,979                  $13,578,122

Assisted Living               2,018,661                   1,728,953                    1,307,323

Interest                         20,434                      14,577                       15,704

Other                           174,347                     203,248                      183,435

Total Revenue               $16,982,297                 $16,002,757                  $15,084,584


                  Total costs and expenses for the years ended 1995, 1994 and 1993 were $16,109,001, $16,110,229 and $15,756,378, respectively.

                  The largest component of expenses , rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations remained the same from 1994 to 1995 and increased by 7% from 1993 to 1994.

                  Assisted living expenses consist primarily of the related payroll expense. Assisted living expenses increased by 15% from 1994 to 1995 and by 30% from 1992 to 1993. Assisted living expenses increased as a result of the increase in the related staff providing assisted living services. The staff size was increased due to the increase in the number of residents using the assisted living services. This increase corresponds with the increase in assisted living revenue.

                  General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased by 15% from 1994 to 1995 and decreased 4% from 1993 to 1994. The increase in 1995 was primarily due to the increase in partnership administration fees due to the higher net operating income generated by the facilities. The decrease in 1994 was primarily due to the elimination of marketing commissions by the Registrant.

                  Depreciation and amortization expense decreased by 12% from 1994 to 1995 and decreased by 13% from 1993 to 1994. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

                  Property taxes increased by 12% from 1994 to 1995 and decreased by 19% from 1993 to 1994. The decrease in 1994 was due to lower property tax assessments and a $45,000 reimbursement for prior years taxes that were overassessed.

                  Interest expense decreased by 2% from 1994 to 1995 and decreased by 4% from 1993 to 1994. Interest expense is lower due to a decrease in the principal balance outstanding on the line of credit.

                  Selected costs and expenses for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                            1995                       1994                       1993
                                            ----                       ----                       ----
Rental Property Operations               $9,993,572                $10,001,328                 $9,326,559

Assisted living                             859,322                    748,148                    577,606

General and Administrative                  800,482                    695,970                    725,814

Depreciation and amortization             2,076,480                  2,359,826                  2,713,413

Property Taxes                              487,722                    434,178                    533,019

Interest                                    572,061                    583,017                    606,699

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

         (vi) The Registrant's ability to renew existing leases under favorable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS OF THE REGISTRANT

         GARY L. DAVIDSON. Mr. Davidson, age 61, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, with Mr. Booty and others, he founded the predecessor to ARVAL. Mr. Davidson serves as a Director and Chairman of the Board of ARVAL.

         JOHN A. BOOTY. Mr. Booty, age 57, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, with Mr. Davidson and others, he founded California Retirement Villas Corporation which merged into ARVAL. Mr.Booty serves as a Director and President of ARVAL.

         DAVID P. COLLINS. Mr. Collins, age 58, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. His first association with the ARVAL occurred in 1982. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc., and from its formation in December 1985, has been President of ARV Capital Corporation. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Mr. Collins is a Director and Senior Executive Vice President of ARVAL.

         JOHN S. JASON, 60, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, with Messrs. Booty, Davidson and Rota, he founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from active service with ARVAL and retired from his positions as a Director and as Executive Vice President of ARVAL. Mr. Jason is currently retired and not gainfully employed.

         TONY ROTA, 67, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, with Messrs. Booty, Davidson and Jason, he founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from active service with ARVAL and retired from his positions as a Director and as Vice President of ARVAL. Mr. Rota is currently retired and not gainfully employed.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

         For a description of Messers. Davidson, Booty and Collins, please see above.

         GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 36, graduated from Pepperdine University with an MBA and from San Diego State University with a degree in Business Administration. Mr. Espley-Jones is a Registered Representative and Financial Principal with the National Association of Securities Dealers ("NASD"). From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones joined ARVAL in 1988 and serves as Secretary and Chief Financial Officer.

DIRECTORS OF ARVAL

         For a description of Messers. Davidson, Booty and Collins, please see above.

         R. BRUCE ANDREWS. Mr. Andrews, age 55, has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. (a New York Stock Exchange listed REIT) since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc..

         MAURICE J. DEWALD. Mr. DeWald, age 56, is Chairman and Chief Executive Officer of Verity Financial Group based in Irvine, California. Mr. DeWald founded Verity Financial in 1992 to develop and implement investment opportunities in the U.S. and internationally. Previously, Mr. DeWald had a 30 year career at KPMG Peat Marwick, where he was a Managing Partner and served on its Board of Directors. Mr. DeWald is currently a director of several other firms, including: Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California, and Monarch Funds. He is also a trustee of St. John's Hospital and Health Care Foundation and Loyola Marymount University, and serves on the advisory Council of the University of Notre Dame School of Business. Mr DeWald is a Certified Public Accountant.

         JAMES M. PETERS. Mr. Peters, age 60, is the founder of the J. M. Peters Company (an American Stock Exchange listed company), a California-based home building firm operating in 14 western states. Mr. Peters served as President and Chief Executive Officer of the J. M. Peters Company from its inception in 1975 until his retirement in 1992. During his career, Mr. Peters has been responsible for building and marketing more than 12,000 housing units. Mr. Peters serves as a member of the Board of Trustees of the UCLA Foundation.

         JOHN J. RYDZEWSKI. Mr. Rydzewski, age 42, is an investment banker specializing in health care finance. He has been a member of the firm Benedetto, Gartland & Greene, Inc. since 1993. Mr. Rydzewski served as Executive Vice President and Chief Financial Officer in 1992 for Four Winds, Inc., a provider of behavioral health care services. He also served as a Vice President in the health care finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation, a diversified health services provider, and Maxim Healthcare Corporation, a behavioral health services provider. Mr. Rydzewski received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by the General Partners.


Property Management Fees                             A property management fee
(ARV Assisted Living, Inc.)                          of 5% of gross revenue is
                                                     paid for managerial
                                                     services including general
                                                     supervision, hiring of
                                                     onsite management personnel
                                                     employed by the Registrant,
                                                     renting of units,
                                                     installation and provision
                                                     of food service,
                                                     maintenance, and other
                                                     operations. At December 31,
                                                     1995, 1994 and 1993, the
                                                     property management fee
                                                     amounted to $849,033,
                                                     $800,197, and $754,329,
                                                     respectively.



Partnership Management Fees                          A fixed partnership
(ARV Assisted Living, Inc.)                          management fee of 10% of
                                                     cash flow before
                                                     distributions is paid for
                                                     implementing the
                                                     Partnership business plan,
                                                     supervising and managing
                                                     the Registrant's affairs
                                                     including general
                                                     administration and
                                                     coordination of legal,
                                                     audit, tax, and insurance
                                                     matters. At December 31,
                                                     1995, 1994 and 1993, the
                                                     partnership management fee
                                                     amounted to $329,905,
                                                     $251,969, and $227,719,
                                                     respectively.



 Sale of Partnership Projects (General               The Limited Partnership
 Partners)                                           Agreement permits payment
                                                     in the form of real estate
                                                     commissions to the General
                                                     Partners or its Affiliates.
                                                     Any such compensation shall
                                                     not exceed 3% of the gross
                                                     sales price or 50% of the
                                                     standard real estate
                                                     brokerage commission,
                                                     whichever is less. For the
                                                     year ended December 31,
                                                     1995, 1994 and 1993 no real
                                                     estate commissions were
                                                     received.




Subordinated Incentive Compensation (ARV             ARVAL is entitled to
Assisted Living, Inc.)                               receive 15% of Proceeds of
                                                     Sale or Refinancing
                                                     subordinated to a return of
                                                     Initial Capital
                                                     Contributions plus an
                                                     8%-10% (depending on the
                                                     timing of the limited
                                                     partners' investment) per
                                                     annum cumulative, but not
                                                     compounded, return thereon
                                                     from all sources.



Partnership Interest (General Partners)              1% of all items of capital,
                                                     profit or loss, and
                                                     liquidating Distributions,
                                                     subject to a capital
                                                     account adjustment is paid
                                                     to the General Partners.

Reimbursed Expenses                                  All Partnership expenses
(General Partners)                                   are billed directly to and
                                                     paid by the Registrant. The
                                                     General Partners may be
                                                     reimbursed for the actual
                                                     cost of goods and materials
                                                     obtained from unaffiliated
                                                     entities and used for or by
                                                     the Registrant. The
                                                     Managing Partner is
                                                     reimbursed for
                                                     administrative services
                                                     necessary to the prudent
                                                     operation of Registrant,
                                                     provided that such
                                                     reimbursement is at the
                                                     lower of its actual cost or
                                                     the amount which the
                                                     Registrant would be
                                                     required to pay to
                                                     independent parties for
                                                     comparable administrative
                                                     services in the same
                                                     geographic location. Total
                                                     reimbursements to ARVAL
                                                     amounted to $5,647,746,
                                                     $5,611,925, and $5,141,800
                                                     at December 31, 1995, 1994
                                                     and 1993, respectively.

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

                  Conflicts of interest will exist to the extent that facilities owned or operated compete, or are in a position to compete for residents, general managers or key employees with assisted living facilities owned or operated by the General Partners and Affiliates in the same geographic area.
The General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any facility.

                  The personnel working at each facility are employed by the Registrant's managing partner ARVAL. ARVAL pays payroll and retirement benefit expenses on the Registrant's behalf and is subsequently reimbursed by the Registrant. The retirement benefit expense consists of contributions made to an employee stock ownership plan ("ESOP"). Effective April 1, 1991, ARVAL approved an ESOP to enable all eligible employees of ARVAL and its affiliates to own common stock in ARVAL. The General Partners are currently considering whether or not to continue making contributions to the ESOP.

                  Further conflicts may exist if and to the extent that other affiliated owners of assisted living facilities seek to refinance or sell at the same time as the Registrant. The General Partners will seek to reduce any such conflicts by making prospective purchasers aware of all facilities available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         (i)      Independent Auditors' Report.

         (ii)     Balance Sheets - December 31, 1995 and 1994.

         (iii) Statements of Income - Years Ended December 31, 1995, 1994 and 1993.

         (iv) Statements of Partners' Capital - Years Ended December 31, 1995, 1994 and 1993.

         (v) Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993.

         (vi)     Notes to Financial Statements.

         (viii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1995.

(b) The Registrant did not file any reports on Form 8-K during the last quarter of fiscal year 1995.

(c)      Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         AMERICAN RETIREMENT VILLAS PROPERTIES II,
         A CALIFORNIA LIMITED PARTNERSHIP,
         BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT.

/s/ JOHN A. BOOTY
- ------------------------------------------------------------------
By:       John A. Booty, President and Director of ARVAL, Managing General
          Partner

/s/ GARY L. DAVIDSON
- ------------------------------------------------------------------
By: Gary L. Davidson, Chairman of the Board and Director of ARVAL, Managing General Partner

/s/ GRAHAM P. ESPLEY-JONES
- ------------------------------------------------------------------
By: Graham P. Espley-Jones, Chief Financial Officer and Secretary of ARVAL, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                   DATE
- ---------                                -----                   ----

/s/ JOHN A. BOOTY
- -----------------------------       President and                    April 15, 1996
John A. Booty                       Director of ARVAL,
                                    Managing General Partner

/s/ GARY L. DAVIDSON
- -----------------------------       Chairman of the Board            April 15, 1996
Gary L. Davidson                    and Director of ARVAL,
                                    Managing General Partner

/s/ GRAHAM P. ESPLEY-JONES
- -----------------------------       Chief Financial Officer          April 15, 1996
Graham P. Espley-Jones              and Secretary of ARVAL,
                                    Managing General Partner


[KPMG LOGO]

                           AMERICAN RETIREMENT VILLAS PROPERTIES II
                           (A California Limited Partnership)

                           Annual Report - Form 10-K

                           Financial Statements and Schedule

                           Items 8 and 14(a)

                           December 31, 1995, 1994 and 1993

                           (With Independent Auditors' Report Thereon)

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

                   Index to Financial Statements and Schedule



                                                                                      Page
Independent Auditors' Report                                                            1

Balance Sheets - December 31, 1995 and 1994                                             2

Statements of Operations - Years ended December 31, 1995, 1994 and 1993                 3

Statements of Partners' Capital - Years ended December 31, 1995, 1994 and 1993          4

Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993                 5

Notes to Financial Statements                                                           6


Schedule

Real Estate and Related Accumulated Depreciation and Amortization -
    December 31, 1995                                                              Schedule III





All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                      [KPMG Peat Marwick LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To ARV Assisted Living, Inc. as the Managing General Partner of
   American Retirement Villas Properties II:

We have audited the financial statements of American Retirement Villas Properties II, a California limited partnership, listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


Orange County, California
March 20, 1996

                                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                                       (A California Limited Partnership)

                                                 Balance Sheets

                                           December 31, 1995 and 1994


                                ASSETS                                              1995                  1994
                                                                                 -----------           ----------
Properties, at cost (notes 4 and 5):
    Land                                                                         $ 2,902,684            2,902,684
    Buildings and improvements, less accumulated depreciation
      of $4,579,333 in 1995 and $3,865,219 in 1994                                15,179,456           15,669,092
    Leasehold property and improvements, less accumulated
      depreciation of $6,590,424 in 1995 and $5,595,821 in 1994                      825,432            1,764,926
    Furniture, fixtures and equipment, less accumulated
      depreciation of $863,537 in 1995 and $1,108,392 in 1994                        937,861              692,250
                                                                                  ----------           ----------
           Net properties                                                         19,845,433           21,028,952

Cash                                                                                 488,582              605,100
Other assets, including impound accounts of $625,615 in 1995
    and $724,494 in 1994                                                           1,189,859            1,130,785
                                                                                 -----------           ----------
                                                                                 $21,523,874           22,764,837
                                                                                 ===========           ==========


                   LIABILITIES AND PARTNERS' CAPITAL

Notes payable (note 5)                                                           $ 7,211,460            7,189,166
Accounts payable and accrued expenses                                                758,240              772,228
Amounts payable to affiliate (note 3)                                                155,155              494,423
Distributions payable to Partners                                                    580,163              544,381
                                                                                 -----------           ----------
           Total liabilities                                                       8,705,018            9,000,198
                                                                                 -----------           ----------

Partners' capital (deficit) (note 2):
    General partners' capital (deficit)                                              276,099             (162,861)
    Limited partners' capital, 34,995 limited partnership units
      authorized, issued and outstanding                                          12,542,757           13,927,500
                                                                                 -----------           ----------
           Total partners' capital                                                12,818,856           13,764,639
                                                                                 -----------           ----------
                                                                                 $21,523,874           22,764,837
                                                                                 ===========          ===========



See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993


                                                            1995                  1994                1993
                                                         -----------           ----------           ----------
Revenues:
    Rent                                                 $14,768,855           14,055,979           13,578,122
    Assisted living                                        2,018,661            1,728,953            1,307,323
    Interest                                                  20,434               14,577               15,704
    Other                                                    174,347              203,248              183,435
                                                         -----------           ----------           ----------
           Total revenues                                 16,982,297           16,002,757           15,084,584
                                                         -----------           ----------           ----------

Costs and expenses:
    Rental property operations (including
      $5,514,253, $5,277,461 and $4,932,920
      related to affiliates in 1995, 1994 and
      1993, respectively) (note 3)                         9,993,572           10,001,328            9,326,559
    Assisted living (all related to
      affiliates)(note 3)                                    859,322              748,148              577,606
    General and administrative (including
      $453,110, $638,482 and $613,322
      related to affiliates in 1995, 1994 and
      1993, respectively) (note 3)                           800,482              695,970              725,814
    Facilities rent (note 4)                               1,178,331            1,175,414            1,155,307
    Depreciation and amortization                          2,076,480            2,359,826            2,713,413
    Property taxes                                           487,722              434,178              533,019
    Advertising                                              141,031              112,348              117,961
    Interest (note 5)                                        572,061              583,017              606,699
                                                         -----------           ----------           ----------
           Total costs and expenses                       16,109,001           16,110,229           15,756,378
                                                         -----------           ----------           ----------
           Net income (loss)                             $   873,296             (107,472)            (671,794)
                                                         ===========           ==========           ==========
Net income (loss) per limited partner unit               $     24.71                (3.04)              (19.00)
                                                         ===========           ==========           ==========




See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1995, 1994 and 1993

                                                                                                      TOTAL
                                                           GENERAL              LIMITED              PARTNERS'
                                                           PARTNERS             PARTNERS              CAPITAL
                                                           ---------           ----------           ----------
Balance (deficit) at December 31, 1992                     $(118,666)          18,302,736           18,184,070

Distribution to partners ($47.53 per limited
    partner unit)                                            (16,801)          (1,663,258)          (1,680,059)

Net loss                                                      (6,718)            (665,076)            (671,794)
                                                           ---------           ----------           ----------
Balance (deficit) at December 31, 1993                      (142,185)          15,974,402           15,832,217

Distribution to partners ($55.45 per limited
    partner unit)                                            (19,601)          (1,940,505)          (1,960,106)

Net loss                                                      (1,075)            (106,397)            (107,472)
                                                           ---------           ----------           ----------
Balance (deficit) at December 31, 1994                      (162,861)          13,927,500           13,764,639

Distribution to partners ($64.28 per limited
    partner unit)                                            (22,720)          (2,249,306)          (2,272,026)

Capital contribution - cancelation of
    indebtedness (note 8)                                    452,947                   --              452,947

Net income                                                     8,733              864,563              873,296
                                                           ---------           ----------           ----------
Balance at December 31, 1995                               $ 276,099           12,542,757           12,818,856
                                                           =========           ==========           ==========




See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II

                       (A California Limited Partnership)

                         Statements of Cash Flows

                     Years Ended December 31, 1995 and 1994

                                                                 1995                 1994                 1993
                                                                 ----                 ----                 ----
Cash flows from operating activities:

    Net income (loss)                                        $  873,296             (107,472)            (671,794)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                           2,076,480            2,359,826            2,713,413
      Change in assets and liabilities:
        Decrease (increase) in other assets                     (60,695)             107,570              (19,243)
        Increase (decrease) in accounts payable and
          accrued expenses                                      (13,988)             127,393               67,969
        Increase in amounts payable to affiliate
                                                                113,679               63,126               53,689
                                                             ----------            ---------            ---------

                Net cash provided by operating
                  activities                                  2,988,772            2,550,443            2,144,034
                                                             ----------            ---------            ---------
Cash flows used in investing activities - capital
    expenditures                                               (891,340)            (389,342)            (310,783)
                                                             ----------            ---------            ---------
Cash flows from financing activities:
    Principal repayments on notes payable                      (131,316)            (116,814)            (110,797)
    Increase in long-term debt                                  153,610                   --                   --
    Borrowings on line of credit                              1,225,000            1,735,000              500,000
    Repayments on line of credit                             (1,225,000)          (1,735,000)            (500,000)
    Payment of loan fees                                             --                   --               (2,500)
    Distributions paid                                       (2,236,244)          (1,829,017)          (1,668,183)
                                                              ---------            ---------            ---------
                Net cash used in financing
                  activities                                 (2,213,950)          (1,945,831)          (1,781,480)
                                                             ----------            ---------            ---------
Net increase (decrease) in cash and cash
equivalents                                                    (116,518)             215,270               51,771


Cash at beginning of year                                       605,100              389,830              338,059
                                                             ----------            ---------             --------
Cash at end of year                                          $  488,582              605,100              389,830
                                                             ==========            =========            =========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
        Interest                                             $  572,061              583,017              607,142
                                                             ==========            =========            =========

Supplemental disclosure of noncash financing activities:
      Distributions accrued to partners                      $   35,782              544,381              413,292
      Cancelation of indebtedness                               452,947                   --                   --
                                                             ==========            =========            =========


See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                          Notes to Financial Statements

                           December 31, 1995 and 1994


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF ACCOUNTING

       American Retirement Villas Properties II (the Partnership) maintains its records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

       CARRYING VALUE OF REAL ESTATE

       Properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of buildings and improvements, furniture, fixtures and equipment, ranging from 3 to 27-1/2 years. Leasehold property and improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the assets.

       In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires the Partnership to adopt the provisions of the new statement no later than fiscal 1996. SFAS 121 requires an impairment loss to be recorded as a reduction to operating income if the sum of the expected undiscounted cash flows derived from an asset is less than the asset's carrying value. The Partnership adopted SFAS 121 in fiscal year 1994 without an impact to the financial statements.

       IMPOUND ACCOUNTS

       Other assets includes funds held in impound accounts with the U.S. Department of Housing and Urban Development (HUD) for payment of property taxes, insurance and future property improvements (replacement reserves) on certain properties with HUD financing.

       LOAN FEES

       Loan fees are amortized using the interest method over the term of the notes payable and are included in other assets.

       RENTAL INCOME

       Rent agreements with tenants are on a month-to-month basis. Advance deposits are applied to the first month's rent.

       INCOME TAXES

       Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

      The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership has received an opinion of counsel as to its tax status prior to its effectiveness for the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service. Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31:

                                                  1995                                      1994
                                    ---------------------------------          --------------------------------
                                    GAAP BASIS          TAX BASIS (1)          GAAP BASIS         TAX BASIS (1)
                                    ----------          -------------          ----------         -------------

       Total assets                $21,523,874            26,665,564           22,764,837           27,639,670

       Total liabilities             8,705,018             8,666,678            9,000,198            8,905,271


      Following are the differences between the financial statement and tax return income (loss):


                                                          1995                   1994            1993
                                                          ----                   ----            ----


       Net income (loss) per financial
        statements                                     $ 873,296              (107,472)         (671,794)
       Cancelation of indebtedness income
         (note 8)                                        452,947                    --                --

       Depreciation differences on property (1)         (636,838)             (322,865)           67,565
       Amortization differences on intangible
           assets (1)                                    884,481               752,562           584,567
       Other (1)                                         (14,601)               11,824            39,781
                                                      ----------              --------            ------

       Taxable income (loss) per Federal
           tax return (1)                             $1,559,285               334,049            20,119
                                                      ==========              ========            ======

       (1) Unaudited


      NET LOSS PER LIMITED PARTNER UNIT

      Net loss per limited partner unit was based on the weighted average number of limited partner units outstanding of 34,995 in 1995, 1994 and 1993.

      RECLASSIFICATIONS

      Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


(2)    ORGANIZATION AND PARTNERSHIP AGREEMENT

       The Partnership was formed on February 9, 1988 for the purpose of acquiring, developing and operating residential retirement facilities. The term of the Partnership is 59 years and may be dissolved earlier under certain circumstances.

       Limited Partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH'S and pension plans and 5 units for all other investors) were offered for sale to the general public. A maximum number of 35,000 units were offered at $1,000 per unit. The Partnership was initially capitalized by a $1,000 contribution from a Limited Partner and a $500 contribution from the General Partners. The Partnership reached its maximum capitalization in October 1989, representing a total capital investment of $35,000,000. In June 1990, the Partnership repurchased and effectively retired 5 units for $4,600 (the balance of unreturned initial contributions) from a Limited Partner. No additional capital contributions will be required from any Limited Partner. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

       The Managing General Partner is ARV Assisted Living, Inc. (ARVAL), a California corporation, and the individual General Partners are John A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. The individual General Partners are shareholders of the Managing General Partner. The General Partners are not required to make capital contributions to the Partnership.

       Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 1% to the General Partners and 99% to the Limited Partners. Cost recovery deductions for each year are allocated 1% to the General Partners and 99% to the Limited Partners who are taxable investors.

       Cash available for distribution from operations is to be distributed 1% to the General Partners and 99% to the Limited Partners.

       Upon any sale, refinancing or other disposition of the Partnership's real properties, distributions will be made 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return will be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% to the General Partners and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by the Partnership shall be distributed in accordance with positive capital account balances.

(3)    TRANSACTIONS WITH AFFILIATES

       The Partnership has an agreement with ARVAL providing for a property management fee of 5% of gross revenues and a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $849,033, $800,197, $754,329 and $329,905,
       $251,969, $227,719, respectively, at December 31, 1995, 1994 and 1993, respectively.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


      Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulating distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

      ARVAL pays certain expenses such as repairs and maintenance, supplies, payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The retirement benefit expense of $27,527, $133,540 and $127,090 for the years ended December 31, 1995, 1994 and 1993, respectively, consists of contributions made to an employee stock ownership plan (ESOP). The total reimbursements to ARVAL, including the retirement benefit expense, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $5,647,746, $5,611,925 and $5,141,800 for the years ended December 31, 1995, 1994 and 1993, respectively.

      In consideration for services rendered with respect to property acquisitions, the Managing General Partner was paid an investment advisory fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner was entitled to a development and processing fee of a maximum of 5.5% of gross offering proceeds allocated to a particular project. Investment advisory and development and processing fees were capitalized to properties to the extent that gross offering proceeds were allocated to the respective properties acquired.

      Amounts payable to affiliate at December 31, 1995 and 1994 includes expense reimbursements and accrued property management and partnership management fees.

(4)   PROPERTIES

      COVINA VILLA

      In October 1988, the Partnership purchased Covina Villa, an existing assisted living facility in Covina, California. In conjunction with the acquisition, the Partnership assumed a ground lease, expiring in 2037, covering the land on which the facility is built. Pledged as collateral for the ground lease is a security interest in the facility property and in all furniture, fixtures and equipment which the Partnership places in the facility. Rent expense under the ground lease for 1995, 1994 and 1993 was $102,570, $114,540 and $82,871, respectively.

      RETIREMENT INNS OF AMERICA

      In April 1989, the Partnership acquired the operations of eight existing assisted living facilities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, the Partnership acquired certain assets and assumed certain liabilities relating to the operations of the facilities. The Partnership purchased three of the facilities and assumed a tenant's position under long-term operating leases for the other five facilities. Rent expense under the operating leases for 1995, 1994 and 1993 was $1,070,614, $1,060,874 and $1,072,436,
      respectively. The expiration dates for the leases range from August 1995 to November 1997 and have options to extend for two additional ten-year terms.

      MONTEGO HEIGHTS

      In November 1989, the Partnership purchased Montego Heights, an existing assisted living facility and related assets in Walnut Creek, California.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


      Future minimum lease payments under all ground and facility leases which are treated as operating leases are as follows:

                                                          MINIMUM
                                                           LEASE
                                                          PAYMENTS
                                                        -----------
                      Year ending December 31:
                          1996                          $ 1,145,933
                          1997                              903,497
                          1998                              556,141
                          1999                              556,141
                          2000                              556,141
                          Thereafter                      5,998,636
                                                         ----------

                                                        $ 9,716,489
                                                         ==========

      Pursuant to the Partnership agreement, the expiration of the minimum holding period (5-7 years) is approaching. The Managing General Partner is beginning to explore potential disposition strategies for the Partnership's assets.

(5)   NOTES PAYABLE

      At December 31, 1995 and 1994, notes payable included the following:

                                                               1995          1994
                                                           -----------    ----------
      HUD financed note payable, bearing interest
       at 7.5%; monthly principal and interest
       payments of $26,171; due August 1, 2018;
       secured by deed of trust on the Montego
       Heights property.                                   $ 3,418,404     3,473,805

      HUD financed note payable, bearing interest
       at 8.25%; monthly principal and interest
       payments of $23,468; due November 1, 2016;
       secured by deed of trust on the Valley View
       Lodge property.                                       2,802,113     2,850,371

      Notepayable to bank, secured by deed of trust
       on the Fullerton property, bearing interest
       at 1% in excess of the bank's prime rate
       (8.5% at December 31, 1995); monthly
       principal payments of $1,333 plus interest;
       all unpaid principal and interest is due on
       December 1, 1996.                                      337,333       353,333

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

                                                               1995         1994
                                                            ----------    ---------
      Revolving line of credit (maximum $500,000),
       guaranteed by the General Partners, bearing
       interest at 1.25% in excess of the bank's
       prime rate (8.5% at December 31, 1995). The
       revolving line of credit expires on January
       15, 1996. The line was extended through
       October 15, 1996.                                    $  500,000      500,000

      Various notes payable, bearing interest at
       rates from 8.67% to 10.39%, payable in
       monthly principal and interest installments;
       all unpaid principal and interest due on or
       before November 15, 2000; secured by
       equipment.                                              153,610           --

      Notepayable, bearing interest at 10.25%,
       payable in monthly principal and interest
       installments of $537; all unpaid principal
       and interest was paid September 29, 1995.                    --       11,657
                                                            -----------   ---------
                                                            $7,211,460    7,189,166
                                                            ===========   ==========


      The annual principal payments of the notes payable are as follows:

                         Year ending December 31:
                           1996                              $  984,430
                           1997                                 155,910
                           1998                                 169,451
                           1999                                 180,417
                           2000                                 160,229
                           Thereafter                         5,561,023
                                                             ----------
                                                             $7,211,460
                                                             ==========

      The Partnership's revolving line of credit was paid off in January 1996.

(6)   ESOP

      ARVAL offers an Employee Stock Ownership Plan (ESOP) to all eligible employees which includes the employees of the Partnership. The amount of stock contributed annually to the ESOP is at the discretion of ARVAL. During 1994 and 1993, ARVAL's Board of Directors declared a contribution that approximated 3% of each employee's payroll expense. During 1995, ARVAL's Board of Directors declared a contribution in only the first quarter of the year and that contribution approximated 3% of each employee's payroll expense. The Partnership's expense was $27,527, $133,540 and $127,090 for the ESOP (as a reimbursement to ARVAL) in 1995, 1994 and 1993, respectively.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


(7)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.


      Fair value information related to financial instruments is as follows:

                                                 DECEMBER 31, 1995
                                            ----------------------------
                   FINANCIAL INSTRUMENT     BOOK VALUE        FAIR VALUE
                   --------------------     ----------        ----------
                                               (DOLLARS IN THOUSANDS)
                   Cash                     $      489               489
                   Notes payable                 7,211             6,464

      CASH

      The carrying amount for cash approximates fair value because these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.


      NOTES PAYABLE

      For notes payable with variable interest rates, fair value is the amount reported as payable in the financial statements. For notes payable with fixed rates of interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms.

(8)   CANCELATION OF INDEBTEDNESS

      On March 31, 1995, ARVAL, the Managing General Partner of the Partnership, decided to cancel indebtedness owed to it by the Partnership in the amount of $452,947. This indebtedness related to accrued Partnership management fees accumulated in prior years. As discussed at note 3, the Partnership agreement provides that the payment of a Partnership management fee is subordinate to a quarterly noncumulating distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of capital contributions allocated to each property. ARVAL canceled the indebtedness as collection appeared unlikely.

                                  Schedule III


                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)
        Real Estate and Related Accumulated Depreciation and Amortization
                                December 31, 1995

                                            INITIAL COST
                                --------------------------------------      COSTS
                                            BUILDINGS      LEASEHOLD     CAPITALIZED
                                               AND       PROPERTY AND   SUBSEQUENT TO
   DESCRIPTION    ENCUMBRANCES     LAND    IMPROVEMENTS   IMPROVEMENTS   ACQUISITION
- ----------------  ------------  ---------  ------------  -------------  -------------
Covina Villa        $    3,630         --   1,850,000             --       498,908
Retirement Inns:
    Burlingame          29,636         --          --        937,724       509,411
    Campbell                --         --          --        814,059       402,482
    Daly City           29,636    500,000   1,179,185             --       519,032
    Fremont             29,636         --          --        566,727       356,588
    Fullerton          337,333    500,000     981,583             --       612,758
    Willow Glen         29,636         --          --      1,011,390       434,473
    Sunnyvale           16,068         --          --      1,431,320       951,682
    Valley View      2,817,496  1,000,000   4,017,624             --       975,959
Montego Heights      3,418,404    900,000   7,800,000             --     1,323,740
                    ----------  ---------  ----------      ---------    ----------

                    $6,711,475  2,900,000  15,828,392      4,761,220     6,585,033
                    ==========  =========  ==========      =========    ==========


                                     GROSS AMOUNT
                    ------------------------------------------------
                                             LEASEHOLD                                           DEPRECIABLE
                             BUILDINGS AND  PROPERTY AND              ACCUMULATED     DATE OF       LIVES
   DESCRIPTION        LAND   IMPROVEMENTS   IMPROVEMENTS   TOTAL(1)   DEPRECIATION  ACQUISITION    (YEARS)
- ----------------    -------  -------------  ------------   ---------  ------------  -----------  -----------
Covina Villa             --      2,348,908            --   2,348,908      613,180     10/88        27.5
Retirement Inns:
    Burlingame           --             --     1,447,135   1,447,135    1,095,606      4/89         8.5(2)
    Campbell             --             --     1,216,541   1,216,541    1,212,883      4/89         6.3(2)
    Daly City       500,000      1,698,217            --   2,198,217      472,548      4/89        27.5
    Fremont              --             --       923,315     923,315      789,420      4/89         7.8(2)
    Fullerton       500,000      1,594,341            --   2,094,341      388,459      4/89        27.5
    Willow Glen          --             --     1,445,863   1,445,863    1,132,021      4/89         8.7(2)
    Sunnyvale            --             --     2,383,002   2,383,002    2,305,024      4/89         7.0(2)
    Valley View   1,000,000      4,993,583            --   5,993,583    1,190,106      4/89        27.5
Montego Heights     902,684      9,123,740            --  10,026,424    1,970,510     11/89        27.5
                  ---------     ----------     ---------  ----------   ----------

                  2,902,684     19,758,789     7,415,856  30,077,329   11,169,757
                  =========     ==========     =========  ==========   ==========


Following is a summary of investment in properties for the years ended December 31, 1995, 1994 and 1993:

                                      1995          1994         1993
                                  -----------    ----------   ----------
Balance at beginning of year      $29,797,742    29,660,641   29,621,332
Improvements                          279,587       137,101       39,309
                                  -----------    ----------   ----------

Balance at end of year            $30,077,329    29,797,742   29,660,641
                                  ===========    ==========   ==========



Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1995, 1994 and 1993:



                                      1995          1994         1993
                                  -----------    ---------     ---------
Balance at beginning of year      $ 9,461,040    7,723,848     6,013,365
Additions charged to expense        1,708,717    1,737,192     1,710,483
                                  -----------    ---------     ---------

Balance at end of year            $11,169,757    9,461,040     7,723,848
                                  ===========    =========     =========

(1) Aggregate cost for Federal income tax purposes is $30,954,179 at December 31, 1995.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.