Form 10-Q
period 1996-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-05-13
CIK 830156

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                ---------------
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER: 0-26468

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

              CALIFORNIA                                         33-0278155
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

              245 FISCHER AVENUE, D-1                               92626
                   COSTA MESA, CA                                 (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7500



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

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    American Retirement Villas Properties II
                       (a California limited partnership)
                                 Balance Sheets
                                  (Unaudited)

                                                                 March 31, 1996   December 31, 1995
                                                                  (unaudited)         (Audited)
                                                                 --------------   -----------------
ASSETS
Properties, at cost (notes 3,4 and 5)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,902,684        $ 2,902,684
Buildings and improvements, less accumulated depreciation of
$5,570,491 in 1996 and $5,361,962 in 1995 . . . . . . . . . .        15,049,473         15,179,456
Leasehold property and improvements, less accumulated
amortization of $5,984,429 in 1996 and $5,807,795 in 1995 . .           578,599            825,432
Furniture, fixtures and equipment, less accumulated
depreciation of $1,037,746 in 1996 and $1,108,392 in 1995 . .           903,303            937,861
                                                                    -----------        -----------
          Net Properties  . . . . . . . . . . . . . . . . . .        19,434,059         19,845,433

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           320,935            488,582
Loan fees, less accumulated amortization of $9,524 in 1995 and
$9,119 in 1995  . . . . . . . . . . . . . . . . . . . . . . .             1,080              1,486
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,302,075          1,188,373
                                                                    -----------        -----------
          Total Assets  . . . . . . . . . . . . . . . . . . .       $21,058,149        $21,523,874
                                                                    ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL
Notes Payable (note 5)  . . . . . . . . . . . . . . . . . . .       $ 6,847,192        $ 7,211,460
Accounts payable and accrued expenses . . . . . . . . . . . .           869,690            758,240
Amounts payable to affiliates (note 3)  . . . . . . . . . . .           165,094            155,155
Distributions payable to partners . . . . . . . . . . . . . .           566,602            580,163
                                                                    -----------        -----------
          Total Liabilities . . . . . . . . . . . . . . . . .         8,448,578          8,705,018
                                                                    -----------        -----------
Partners' capital
  General partners' capital . . . . . . . . . . . . . . . . .           274,006            276,099
  Limited partners' capital, 34,995 units outstanding . . . .        12,335,565         12,542,757
                                                                    -----------        -----------
          Total liabilities and partners' capital . . . . . .       $21,058,149        $21,523,874
                                                                    ===========        ===========







See accompanying notes to financial statements (unaudited).

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Operations
                                  (Unaudited)


                                                                  FOR THE THREE MONTHS ENDED
                                                                ------------------------------
                                                                MARCH 31, 1996  MARCH 31, 1995
                                                                --------------  --------------
Revenues:
Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,695,509      $3,696,826
Assisted living . . . . . . . . . . . . . . . . . . . . . . .          555,018         495,679
Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .            4,230           3,988
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           48,268          58,714
                                                                    ----------      ----------
          Total revenues                                             4,303,025       4,255,207
                                                                    ----------      ----------
Costs and expenses (note 3):
Rental property operations  . . . . . . . . . . . . . . . . .        2,182,267       2,256,135
Assisted living . . . . . . . . . . . . . . . . . . . . . . .          240,401         204,209
General and administrative  . . . . . . . . . . . . . . . . .          465,770         454,862
Facilities rent (note 4)  . . . . . . . . . . . . . . . . . .          292,805         286,699
Depreciation and amortization . . . . . . . . . . . . . . . .          478,391         526,902
Property taxes  . . . . . . . . . . . . . . . . . . . . . . .           98,921         128,343
Advertising . . . . . . . . . . . . . . . . . . . . . . . . .           30,548          31,433
Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .          148,384         147,550
                                                                    ----------      ----------
          Total costs and expenses  . . . . . . . . . . . . .        3,937,487       4,036,133
                                                                    ==========      ==========
          Net income  . . . . . . . . . . . . . . . . . . . .       $  365,538      $  219,086
                                                                    ==========      ==========
          Net income to General Partner . . . . . . . . . . .       $    3,655      $    2,191
                                                                    ==========      ==========
          Net income to Limited Partner . . . . . . . . . . .       $  361,883      $  216,895
                                                                    ==========      ==========
          Net income per Limited Partner unit . . . . . . . .       $    10.34      $     6.20
                                                                    ==========      ==========



See accompanying notes to financial statements (unaudited).

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Cash Flow
                                  (Unaudited)

                                                                           FOR THE THREE MONTHS ENDED
                                                                        --------------------------------
                                                                        March 31, 1996    March 31, 1995
                                                                        --------------    --------------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .                $ 365,538         $ 219,086
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . .                  478,391           526,902
       Change in assets and liabilities:
           Decrease in loan fees  . . . . . . . . . . . . . .                      406               905
           (Increase) in other assets . . . . . . . . . . . .                 (113,702)          (69,126)
           Increase in accounts payable and accrued expenses                   111,450           152,771
           Increase in amounts payable to affiliates  . . . .                    9,939            83,923
                                                                             ---------         ---------
               Net cash provided by operating activities  . .                  852,022           914,461
                                                                             ---------         ---------
Cash flows used in investing activities
     Capital expenditures . . . . . . . . . . . . . . . . . .                  (66,610)         (269,507)
                                                                             ---------         ---------
Cash flows from financing activities:
   Borrowings on line of credit . . . . . . . . . . . . . . .                  400,000           150,000
   Principal repayments on line of credit . . . . . . . . . .                 (725,000)         (650,000)
   Principal repayments on notes payable  . . . . . . . . . .                  (39,268)          (28,537)
   Borrowings on capital leases . . . . . . . . . . . . . . .                        0           156,196
   Distributions paid . . . . . . . . . . . . . . . . . . . .                 (588,791)         (561,124)
                                                                             ---------         ---------
               Net cash used by financing activities  . . . .                 (953,059)         (933,465)
                                                                             ---------         ---------
Net decrease in cash  . . . . . . . . . . . . . . . . . . . .                 (167,647)         (288,512)

Cash at beginning of period . . . . . . . . . . . . . . . . .                  488,582           605,100
                                                                             ---------         ---------
Cash at end of period . . . . . . . . . . . . . . . . . . . .                $ 320,935         $ 316,588
                                                                             =========         =========





See accompanying notes to financial statements (unaudited).

PART I - FINANCIAL INFORMATION

                    American Retirement Villas Properties II
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                            March 31, 1996 and 1995



(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature.

CARRYING VALUE OF REAL ESTATE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

LOAN FEES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

RENTAL INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

INCOME TAXES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

NET INCOME PER LIMITED PARTNER UNIT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

CASH

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

PART I - FINANCIAL INFORMATION

                    American Retirement Villas Properties II
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                            March 31, 1996 and 1995


RECLASSIFICATIONS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference, and is supplemented as follows. For the quarter ended March 31, 1996, property management fees and partnership administration fees of $212,761 and $76,492, respectively, were paid or accrued to the Managing General Partner.

During the quarter ending March 31, 1995, the Managing General Partner made a non-cash contribution of $452,947 to the Partnership consisting of forgiveness of fees owed to the Managing General Partner. Such fees had been recognized as expenses of the Partnership in prior periods.


(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(6) ESOP

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1) LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended March 31, 1996, cash provided by operating activities was $852,000 compared to cash provided by operating activities of $914,000 for the three months ended March 31, 1995.

During the three months ended March 31, 1996, the Registrant used net cash in investing activities of $67,000 compared to $270,000 for the three months ended March 31, 1995. The Registrant's investing activities consisted of capital improvements made on its ten facilities.

During the three months ended March 31, 1996, the Registrant used net cash in financing activities of $953,000 compared to $933,000 for the three months ended March 31, 1995. The Registrant's financing activities consisted of net repayments under its line of credit, principal reduction on notes payable and distributions paid to the Partners.

The General Partners are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. Six of the facilities in the Registrant's portfolio are leased. The Managing General Partner is negotiating renewal terms with the landlords of the Campbell and Sunnyvale properties. The rent for these facilities may change substantially. Negotiation of the lease terms for the Sunnyvale and Campbell facilities may also result in changes in the terms of the Fremont and Burlingame facilities leases. Increases in rent for the facilities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenues or income from the operations of
the facilities.   The General Partners believe that if expenses increase as a result of inflation,they will be able to pass the subsequent increases in operating expenses on to the residents of the facilities by way of higher rental and assisted living rates. The Registrant has long term debt of $6,847,192 as of March 31, 1996. Of this amount, $175,000 is due October 15, 1996 (pursuant to the terms of the Partnership's revolving line of credit agreement), $333,333 is due December 1, 1996, and the balance is due through regularly scheduled payments of principal and interest payments (primarily on mortgage debt) through August 2018.


(2) CAPITAL RESOURCES

The Registrant contemplates incurring approximately $500,000 for physical improvements and normal recurring preventative maintenance at its ten facilities during 1996. Funds for these improvements should be available from operations.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Registrant's capital resources. There is no expected change in the mix of such resources.


(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.

Revenue for the three month periods ended March 31, 1996 and 1995 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenues for the three months ended March 31,

1996 were $4,303,000, representing an increase of approximately 1% over revenues of $4,255,000 for the three months ended March 31, 1995.

The largest component of revenue, rental income, remained relatively unchanged for the three months ended March 31, 1996 from the comparable period in the prior year. Meanwhile, assisted living revenue increased approximately 12% to $555,000 for the three months ended March 31, 1996 from $496,000 for the three months ended March 31, 1995. The increase in assisted living revenue was primarily the result of an aggressive marketing campaign for assisted living services and more residents using the services.

Interest income increased approximately 6% to $4,200 for the three months ended March 31, 1996 from $4,000 for the three months ended March 31, 1995. Other revenue decreased 18% from $58,700 for the three months ended March 31, 1995 to $48,300 for the three months ended March 31, 1996, primarily due to a decrease in processing fees and beauty shop revenue.

Sources of revenue for the three months ended March 31, 1996 and March 31, 1995 are summarized as follows:

                                               THREE MONTHS ENDED
                                         -------------------------------
                                         MARCH 31, 1996   MARCH 31, 1995
                                         --------------   --------------
 Rent                                      $3,695,509       $3,696,826
 Assisted Living                              555,018          495,679
 Interest                                       4,230            3,998
 Other                                         48,268           58,715
                                           ----------       ----------
      Total Revenue                         4,303,025       $4,255,218
                                           ==========       ==========


Total costs and expenses for the three months ended March 31, 1996 were $3,937,000, a decrease of 2% compared to costs and expenses of $4,036,000 for the three months ended March 31, 1995.

The largest component of expenses, rental property operations, consists primarily of property managements costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses decreased approximately 3% to $2,182,000 for the three months ended March 31, 1996 from $2,256,000 for the three months ended March 31, 1995. The decrease was due primarily to elimination of contributions to the ESOP during the quarter and decreases in workmen's compensation insurance expenses.

Assisted living expenses consist primarily of the related payroll expense.
This expense increased 17% to $240,000 for the three months ended March 31, 1996 from $204,000 for the three months ended March 31, 1995. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased by 2% to $466,000 for the three months ended March 31, 1996 from $455,000 for the three months ended March 31, 1995.

Depreciation and amortization expense decreased by 9% from $527,000 for the three months ended March 31, 1995 to $478,000 for the three months ended March 31, 1996. The primary reason for this decrease is the full amortization of assets associated with the currently expired facility operating leases.

Interest expense remained relatively constant for the three months ended March 31, 1996 compared with the three months ended March 31, 1995.

Selected costs and expenses for the three months ended March 31, 1996 and March 31, 1995 are summarized as follows:

                                                 THREE MONTHS ENDED
                                          -------------------------------
                                          MARCH 31, 1996   MARCH 31, 1995
                                          --------------   --------------
 Rental Property Operations                 $2,182,267       $2,256,135
 Assisted Living                               240,401          204,209
 General and Administrative                    465,770          454,862
 Depreciation and amortization                 478,391          526,902
 Property Taxes                                 98,921          128,343
 Interest                                      148,384          147,550




PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibit 27 - Financial Data Schedule

    B.   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

    By:  ARV Assisted Living, Inc.
         a California Corporation
         (General Partner)

         By: /s/ GARY L. DAVIDSON
             ---------------------------
             Gary L. Davidson
             Chairman of the Board

             Date:   May 13, 1996



         By: /s/ GRAHAM P. ESPLEY-JONES
             ---------------------------
             Graham P. Espley-Jones
             Chief Financial Officer

             Date:   May 13, 1996