Form 10-Q
period 1996-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-08-13
CIK 830156

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                ---------------
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400



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
                                  (Unaudited)

                                                                    June 30, 1996         December 31, 1995
ASSETS                                                               (Unaudited)              (Audited)
                                                                    -------------         -----------------
Properties, at cost (notes 3,4 and 5)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2,902,684               $2,902,684
Buildings and improvements, less accumulated depreciation of
$5,779,193 in 1996 and $5,361,962 in 1995 . . . . . . . . . .         14,865,698               15,179,456
Leasehold property and improvements, less accumulated
amortization of $6,095,796 in 1996 and $5,807,795 in 1995 . .            488,289                  825,432
Furniture, fixtures and equipment, less accumulated
depreciation of $5,242,180 in 1996 and $1,108,392 in 1995 . .            897,187                  937,861
                                                                     -----------              -----------
          Net Properties  . . . . . . . . . . . . . . . . . .         19,153,858               19,845,433

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            295,629                  488,582
Loan fees, less accumulated amortization of $9,929 in 1996 and
$9,119 in 1995  . . . . . . . . . . . . . . . . . . . . . . .                675                    1,486
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .          1,198,280                1,188,373
                                                                     -----------              -----------
          Total Assets  . . . . . . . . . . . . . . . . . . .        $20,648,442              $21,523,874
                                                                     ===========              ===========
LIABILITIES AND PARTNERS' CAPITAL
Notes Payable (note 5)  . . . . . . . . . . . . . . . . . . .         $6,892,178               $7,211,460
Accounts payable and accrued expenses . . . . . . . . . . . .            834,989                  758,240
Amounts payable to affiliates (note 3)  . . . . . . . . . . .            144,370                  155,155
Distributions payable to partners . . . . . . . . . . . . . .             39,175                  580,163
                                                                     -----------              -----------
          Total Liabilities . . . . . . . . . . . . . . . . .          7,910,712                8,705,018
                                                                     -----------              -----------
Partners' capital
  General partners' capital . . . . . . . . . . . . . . . . .            275,287                  276,099
  Limited partners' capital, 34,995 units outstanding . . . .         12,462,443               12,542,757
                                                                     -----------              -----------
          Total liabilities and partners' capital . . . . . .        $20,648,442              $21,523,874
                                                                     ===========              ===========





See accompanying notes to financial statements (unaudited).

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Operations
                                  (Unaudited)


                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                         ----------------------------------       --------------------------------
                                           JUNE 30, 1996      JUNE 30, 1995         JUNE 30, 1996    JUNE 30, 1995
                                         ---------------      -------------       ---------------    -------------
Revenue:
Rent  . . . . . . . . . . . . . . .           $3,733,358         $3,647,896            $7,428,867       $7,344,722
Assisted living . . . . . . . . . .              616,615            494,447             1,171,634          990,126
Interest  . . . . . . . . . . . . .                3,108              3,923                 7,338            7,921
Other . . . . . . . . . . . . . . .               52,434             33,728               100,702           92,442
                                              ----------         ----------            ----------       ----------
          Total revenue                        4,405,516          4,179,994             8,708,541        8,435,212
                                              ----------         ----------            ----------       ----------
Costs and expenses (note 3):
Rental property operations  . . . .            2,371,880          2,431,262             4,769,268        4,885,305
Assisted living . . . . . . . . . .              240,102            215,636               480,503          419,845
General and administrative  . . . .              635,283            225,901               885,931          482,855
Facilities rent (note 4)  . . . . .              293,981            286,683               586,786          573,382
Depreciation and amortization . . .              412,301            534,809               890,692        1,061,711
Property taxes  . . . . . . . . . .              138,673            129,413               237,594          257,755
Advertising . . . . . . . . . . . .               15,087             35,985                45,635           67,418
Interest  . . . . . . . . . . . . .              145,174            147,682               293,558          295,232
                                              ----------         ----------            ----------       ----------
          Total costs and expenses             4,252,481          4,007,371             8,189,968        8,043,502
                                              ----------         ----------            ----------       ----------
          Net income  . . . . . . .             $153,035           $172,623              $518,573         $391,709
                                              ==========         ==========            ==========       ==========
 Net income to General Partner  . .               $1,530             $1,726                $5,186           $3,917
                                              ==========         ==========            ==========       ==========
 Net income to Limited Partners . .             $151,504           $170,897              $513,387         $387,792
                                              ==========         ==========            ==========       ==========
 Net income per Limited Partner
 unit  . . . . . . . . . . . . . . .               $4.33              $4.88                $14.67           $11.08
                                              ==========         ==========            ==========       ==========





See accompanying notes to financial statements (unaudited).

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Cash Flow
                                  (Unaudited)

                                                                               FOR THE SIX MONTHS ENDED
                                                                         -------------------------------------
                                                                         June 30, 1996           June 30, 1995
                                                                         -------------           -------------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .                $518,573                $391,709
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . .                 890,692               1,061,711
       Change in assets and liabilities:
           Decrease in loan fees  . . . . . . . . . . . . . .                       0                       0
           (Increase) in other assets . . . . . . . . . . . .                  (9,906)               (106,112)
           Increase in accounts payable and accrued expenses                   76,749                 164,709
           Increase (decrease) in amounts payable to
             affiliates . . . . . . . . . . . . . . . . . . .                 (10,785)                 34,978
                                                                           ----------              ----------
               Net cash provided by operating activities  . .               1,465,323               1,546,995
                                                                           ----------              ----------
Cash flows used in investing activities
     Capital expenditures . . . . . . . . . . . . . . . . . .                (198,307)               (288,199)
     Acquisition of autos . . . . . . . . . . . . . . . . . .                       0                (166,196)
                                                                           ----------              ----------
              Net cash used in investing activities. . . . . .               (198,307)               (454,395)
                                                                           ----------              ----------
Cash flows from financing activities:
   Borrowings on line of credit . . . . . . . . . . . . . . .                 660,000                 375,000
   Principal repayments on line of credit . . . . . . . . . .                (900,000)               (690,000)
   Principal repayments on notes payable  . . . . . . . . . .                 (79,282)                (57,351)
   Borrowings on capital leases . . . . . . . . . . . . . . .                       0                       0
   Distributions paid . . . . . . . . . . . . . . . . . . . .              (1,140,687)             (1,118,157)
                                                                           ----------              ----------
               Net cash used by financing activities  . . . .              (1,459,969)             (1,490,508)
                                                                           ----------              ----------
Net decrease in cash  . . . . . . . . . . . . . . . . . . . .                (192,953)               (397,908)

Cash at beginning of period . . . . . . . . . . . . . . . . .                 488,582               1,329,594
                                                                           ----------              ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . .                $295,629                $931,686
                                                                           ==========              ==========





See accompanying notes to financial statements (unaudited).

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


(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference, and is supplemented as follows. For the quarter ended June 30, 1996, property management fees and partnership administration fees of $220,304 and $101,606 respectively, were paid or accrued to the Managing General Partner.


(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1) LIQUIDITY

Currently, the Partnership has approximately $569,000 of debt maturing within the next six months. It is the Managing General Partner's intention to refinance this debt. To the extent such a refinancing effort is successful, the General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. In the event the Managing General Partner is unsuccessful in refinancing these obligations, the Partnership's ability to provide distributions to the Partners over the near term could be temporarily impaired as operating funds would be required for the retirement of debt. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the six months ended June 30, 1996, cash provided by operating activities was $1,465,323 compared to cash provided by operating activities of $1,546,995 for the six months ended June 30, 1995.

During the six months ended June 30, 1996, the Partnership used net cash in investing activities of $198,307 compared to $454,395 for the six months ended June 30, 1995. The Partnership's investing activities consisted of capital improvements made on its ten facilities.

During the six months ended June 30, 1996, the Partnership used net cash in financing activities of $1,459,969 compared to $1,490,508 for the six months ended June 30, 1995. The Partnership's financing activities consisted of net repayments under its line of credit, principal reduction on notes payable and distributions paid to the Partners.

The Managing General Partner is not aware of any trends, other than national economic conditions, which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenue or income from the operations or sale of properties. Six of the facilities in the Partnership's portfolio are leased to the Partnership. On June 27, 1996, the Partnership filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce distributions to Unitholders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other facilities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods beginning January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases as well.

Increases in rent for the facilities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenue or income
from the operations of the facilities.   The Managing General Partner believes
that if expenses increase as a result of inflation, the subsequent increases in operating expenses will most likely be able to be passed on to the residents of the facilities by way of higher rental and assisted living rates. The Partnership has long term debt of $6,892,178 as of June 30, 1996. Of this amount, $240,000 is due October 15, 1996 (pursuant to the terms of the Partnership's revolving line of credit agreement), $329,333 is due December 1, 1996, and the balance is due through regularly scheduled payments of principal and interest payments (primarily on mortgage debt) through August 2018.

(2) CAPITAL RESOURCES

The Managing General Partner contemplates incurring approximately $500,000 for physical improvements and normal recurring preventative maintenance at its ten facilities during 1996. Of this amount, approximately $200,000 has been expended as of June 30, 1996. Funds for these improvements should be available from operations.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Partnership's capital resources. There is no expected change in the mix of such resources.


(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995.

Revenue for the three month periods ended June 30, 1996 and 1995 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenue for the three months ended June 30, 1996 was $4,405,515 representing an increase of approximately 5.4% over revenues of $4,179,994 for the three months ended June 30, 1995.

The largest component of revenue, rental income, increased approximately 2.3% for the three months ended June 30, 1996 from the comparable period in the prior year. Meanwhile, assisted living revenue increased approximately 24.7% to $616,615 for the three months ended June 30, 1996 from $494,447 for the three months ended June 30, 1995. The increase in assisted living revenue was primarily the result of an aggressive marketing campaign for assisted living services and more residents using the services.

Interest income decreased approximately 20.8% to $3,108 for the three months ended June 30, 1996 from $3,923 for the three months ended June 30, 1995. Other revenue increased approximately 55.5% from $33,728 for the three months ended June 30, 1995 to $52,434 for the three months ended June 30, 1996, primarily due to a increase in processing fees and beauty shop revenue.

Sources of revenue for the three months ended June 30, 1996 and June 30, 1995 are summarized as follows:

                                        THREE MONTHS ENDED
                               -------------------------------------
                               JUNE 30, 1996           JUNE 30, 1995
                               -------------           -------------
 Rent                            $3,733,358              $3,647,896
 Assisted Living                    616,615                 494,447
 Interest                             3,108                   3,923
 Other                               52,434                  33,728
                                 ----------              ----------
      Total Revenue              $4,405,515              $4,179,994
                                 ==========              ==========


Total costs and expenses for the three months ended June 30, 1996 were $4,252,481, an increase of 6.1% compared to costs and expenses of $4,007,370 for the three months ended June 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property managements costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses decreased approximately 2.4% to $2,371,880 for the three months ended June 30, 1996 from $2,431,262 for the three months ended June 30, 1995.

Assisted living expenses consist primarily of the related payroll expense. This expense increased approximately 11.4% to $240,102 for the three months ended June 30, 1996 from $215,636 for the three months ended June 30, 1995. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased by 181% to $635,283 for the three months ended June 30, 1996 from $225,901 for the three months ended June 30, 1995. The increase was due primarily to a one time charge of $347,510 for costs related to preparing to solicit the consent of the Partnership's Unitholders with respect to an anticipated sale of the Partnership's four fee properties to a health care real estate investment trust.

A preliminary consent solicitation statement had been filed with the Securities and Exchange Commission (the "SEC"). The normal course of review of the consent solicitation by the SEC was not completed before the time in which the solicitation statement was required to be updated with audited year-end financial statements for the Partnership. While the year-end financial statements were being prepared and audited, that Managing General Partner requested the appraisal firm which had previously prepared appraisals of the four fee properties to update those appraisals. Upon receiving and reviewing the updated appraisals, which indicated an increase in market value for each of the fee properties, the Managing General Partner contacted the potential buyer of the properties to determine if it was willing to increase its purchase price accordingly. As the purchase price was not increased, the Partnership's General Partners decided not to solicit the consent of the Partners for the sale of the fee properties. Although the sale of the fee properties did not occur, the General Partner provided those Unitholders seeking liquidity an opportunity to sell their interests in the Partnership at an amount which reflected the values contained in the updated appraisals. (See Item 5. Other Information).

Depreciation and amortization expense decreased by 22.9% from $534,809 for the three months ended June 30, 1995 to $412,301 for the three months ended June 30, 1996. The primary reason for this decrease is the full amortization of assets associated with the expiration of the initial lease term of two of the facility operating leases.

Interest expense remained relatively constant for the three months ended June 30, 1996 compared with the three months ended June 30, 1995.

Selected costs and expenses for the three months ended June 30, 1996 and June 30, 1995 are summarized as follows:

                                                 THREE MONTHS ENDED
                                       -------------------------------------
                                       JUNE 30, 1996           JUNE 30, 1995
                                       -------------           -------------
 Rental Property Operations              $2,371,880              $2,431,262
 Assisted Living                            240,102                 215,636
 General and Administrative                 635,283                 225,901
 Depreciation and amortization              412,301                 534,809
 Property Taxes                             138,673                 129,413
 Interest                                   145,174                 147,682

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1995.

Revenue for the six months ended June 30, 1996 and 1995 includes rental income, assisted living revenue from all ten facilities, interest income and other revenue. Total revenue for the six months ended June 30, 1996 was $8,708,541 an increase of 3.2% over revenue of $8,435,211 for the six months ended June 30, 1995.

The largest component of revenue, rent, increased a little over 1% from the six months ended June 30, 1995 to the six months ended June 30, 1996.

Revenue from assisted living increased over 18% from the six months ended June 30, 1995 to the six month period ended June 30, 1996. The increase in assisted living revenue was due to an aggressive marketing campaign of the assisted living services and the resulting increase in the number of residents using the services.

Interest income decreased by approximately 7.4% and other income increased approximately 9% over the six month period ended June 30, 1995 to the six month period ended June 30, 1996. Interest income results from interest earned on cash deposits. Other revenue consists primarily of processing fees and beauty shop revenue.

Sources of revenue for the six months ended June 30, 1996 and June 30, 1995 are summarized as follows:

                                     SIX MONTHS ENDED          SIX MONTHS ENDED
                                      JUNE 30, 1996             JUNE 30, 1995
                                     ----------------          ----------------
           Rent                         $7,428,867                $7,344,722
           Assisted Living               1,171,634                   990,126
           Interest and Other Income       108,040                   100,363
                                        ----------                ----------
           TOTAL REVENUE                $8,708,541                $8,435,211
                                        ==========                ==========

Total costs and expenses for the six months ended June 30, 1996 were $8,189,967, an increase of 1.8% over costs and expenses of $8,043,503 for the six months ended June 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense decreased by 2.4% from the six months ended June 30, 1995 to the six months ended June 30, 1996. The decrease in rental property operating expenses is due to reductions in payroll-related expenses, food, utilities and maintenance and supplies expenses.

Assisted living expenses consist mainly of the related payroll expense. Assisted living expenses increased by over 14% from the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased approximately 83% from the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase was due primarily to a one time charge of $347,510 for costs related to preparing to solicit the consent of the Partnership's Unitholders with respect to an anticipated sale of the Partnership's four fee properties to a health care real estate investment trust.

A preliminary consent solicitation statement had been filed with the Securities and Exchange Commission (the "SEC"). The normal course of review of the consent solicitation by the SEC was not completed before the time in which the solicitation statement was required to be updated with audited year-end financial statements for the Partnership. While the year-end financial statements were being prepared and audited, that Managing General Partner requested the appraisal firm which had previously prepared appraisals of the four fee properties to update those appraisals. Upon receiving and reviewing the updated appraisals, which indicated an increase in market value for each of the fee properties, the Managing General Partner contacted the potential buyer of the properties to determine if it was willing to increase its purchase price accordingly. As the purchase price was not increased, the Partnership's General Partners decided not to solicit the consent of the Partners for the sale of the fee properties. Although the sale of the fee properties did not occur, the General Partner provided those Unitholders seeking liquidity an opportunity to sell their interests in the Partnership at an amount which reflected the values contained in the updated appraisals. (See Item 5. Other Information).

Depreciation and amortization expense decreased over 16% from the six months ended June 30, 1995 to the six months ended June 30, 1996. Depreciation and amortization expense decreased due to a reduction in amortization expense for those assets associated with the Campbell and Sunnyvale leases whose terms have expired and the assets have been fully amortized.

Interest expense decreased by less than 1% for the six months ended June 30, 1995 compared to the six months ended June 30, 1996, as a result of reduced outstanding principal on loans.

Selected costs and expenses for the six months ended June 30, 1996 and June 30, 1995 are as follows:

                                 SIX MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30, 1996               JUNE 30, 1995
                                 ----------------            ----------------
Rental Property Operations         $4,769,268                   $4,885,305
Assisted Living                       480,503                      419,845
General & Administrative              885,931                      482,855
Depreciation & Amortization           890,692                    1,061,711
Property Taxes                        237,594                      257,755
Interest                              293,558                      295,232

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 27, 1996, the Partnership filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the
Retirement Inn of Sunnyvale ("Sunnyvale").   The Partnership leases the
Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce distributions to Unitholders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other facilities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods beginning January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases as well.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

On May 16, 1996, the General Partner, ARV Assisted Living, Inc. ("ARV"), initiated a tender offer for all limited partnership units in American Retirement Villas Properties II which it did not own at a net cash price of $720 per unit. At the close of the offer period on June 21, 1996, 1,426 unitholders validly tendered approximately 15,488 units representing approximately 44.6% of all outstanding units.

On July 26, 1996 ARV initiated a second tender offer (the "Offer") to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. If more than 3,715 units are validly tendered and not withdrawn, ARV will accept only 3,715 units, with such units purchased on a pro rata basis. The offer, withdrawal rights and prorations period will expire at 5:00 p.m. Pacific Daylight Time on Friday August 23, 1996, unless extended. If ARV acquires all 3,715 units sought in the Offer, ARV will own approximately 55% of the outstanding units.

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

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

    By:  ARV Assisted Living, Inc.
         a California Corporation
         (General Partner)

         By: /s/ Gary L. Davidson
             --------------------------
             Gary L. Davidson
             Chairman of the Board

             Date:   August 14, 1996



         By: /s/ Graham P. Espley-Jones
             --------------------------
             Graham P. Espley-Jones
             Chief Financial Officer

             Date:   August 14, 1996