Form 10-Q
period 1996-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1996-11-14
CIK 830156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                              -------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM              TO
                                            ------------    ------------


                        COMMISSION FILE NUMBER: 0-26468



                    AMERICAN RETIREMENT VILLAS PROPERTIES II
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                               ------------------


             CALIFORNIA                                    33-0278155
    ------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       245 FISCHER AVENUE, D-1
           COSTA MESA, CA                                     92626
--------------------------------------                  ------------------
(Address of principal executive office)                     (Zip Code)


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


                                 Balance Sheets
                        (In thousands, except unit data)

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               1996               1995
                                                                           ------------        -----------
                                                                            (UNAUDITED)        (AUDITED)

ASSETS
Properties, at cost (notes 3,4 and 5)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 2,903           $ 2,903
Buildings and improvements, net . . . . . . . . . . . . . . .                  14,739            15,179
Leasehold property and improvements, net  . . . . . . . . . .                     415               825
Furniture, fixtures and equipment, net  . . . . . . . . . . .                     922               938
                                                                              -------           -------
         Net Properties . . . . . . . . . . . . . . . . . . .                  18,979            19,845

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     491               489
Loan fees, net                                                                     --                 1
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                   1,237             1,188
                                                                               ------           -------

         Total Assets . . . . . . . . . . . . . . . . . . . .                 $20,707           $21,523
                                                                              =======           =======

LIABILITIES AND PARTNERS' CAPITAL
Notes Payable (note 5)  . . . . . . . . . . . . . . . . . . .                 $ 6,741           $ 7,211
Accounts payable and accrued expenses . . . . . . . . . . . .                     857               758
Amounts payable to affiliates (note 3)  . . . . . . . . . . .                     111               155
Distributions payable to partners . . . . . . . . . . . . . .                     498               580
                                                                              -------           -------
         Total Liabilities  . . . . . . . . . . . . . . . . .                   8,207             8,704
                                                                              -------           -------

Partners' capital
 General partners' capital  . . . . . . . . . . . . . . . . .                     277               276
 Limited partners' capital, 34,995 units outstanding  . . . .                  12,223            12,543
                                                                              -------           -------

         Total liabilities and partners' capital  . . . . . .                 $20,707           $21,523
                                                                              =======           =======


See accompanying notes to financial statements (unaudited).

                    American Retirement Villas Properties II
                       (a California limited partnership)

                              Statements of Income
         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)
                        (In thousands, except unit data)



                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                           -----------------------               --------------------------
                                             1996           1995                   1996              1995
                                            ------         ------                -------            -------
Revenue:
Rent  . . . . . . . . . . . .               $3,826         $3,695                $11,255            $11,040
Assisted living . . . . . . .                  650            501                  1,822              1,491
Interest  . . . . . . . . . .                    4              4                     11                 12
Other . . . . . . . . . . . .                   55             41                    156                134
                                            ------         ------                -------            -------
         Total revenue                       4,535          4,241                 13,244             12,677
                                            ------         ------                -------             ------

Costs and expenses (note 3):
Rental property operations  .                2,147          2,218                  6,480              6,681
Assisted living . . . . . . .                  259            224                    740                644
General and administrative  .                  549            457                  1,871              1,362
Facilities rent (note 4)  . .                  294            292                    881                865
Depreciation and amortization                  371            516                  1,262              1,577
Property taxes  . . . . . . .                  114            121                    352                379
Advertising . . . . . . . . .                   17             32                     62                 99
Interest  . . . . . . . . . .                  143            150                    437                446
                                            ------         ------                -------            -------
     Total costs and expenses                3,894          4,010                 12,085             12,053
                                            ------         ------                -------            -------

     Net income . . . . . . .               $  641         $  231                $ 1,159            $   624
                                            ======         ======                =======            =======

Net income to general partner               $    6         $    2                $    12            $     6
                                            ======         ======                =======            =======

Net income to limited partners              $  635         $  229                $ 1,147             $  618
                                            ======         ======                =======             ======

Net income per limited
  partner unit  . . . . . . .               $18.15         $ 6.54                $ 32.78             $17.66
                                            ======         ======                =======             ======

See accompanying notes to financial statements (unaudited).

                    American Retirement Villas Properties II
                       (a California limited partnership)

                            Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)
                                 (In thousands)


                                                                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                                 -------------------
                                                                   1996        1995
                                                                 -------     -------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .       $ 1,159     $   624
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization  . . . . . . . . . . .         1,262       1,577
      Change in assets and liabilities:
          (Increase) in other assets . . . . . . . . . . .           (49)       (209)
          Increase in accounts payable and accrued
            expenses . . . . . . . . . . . . . . . . . . .            99         190
          Increase (decrease) in amounts payable to
            affiliates . . . . . . . . . . . . . . . . . .           (44)         18
                                                                 -------     -------
              Net cash provided by operating activities. .         2,427       2,200
                                                                 -------     -------
Cash flows used in investing activities

    Capital expenditures . . . . . . . . . . . . . . . . .          (394)       (499)
                                                                 -------     -------
    Net cash used in investing activities  . . . . . . . .          (394)       (499)
                                                                 -------     -------

Cash flows from financing activities:

  Borrowings on line of credit . . . . . . . . . . . . . .           810         725
  Principal repayments on line of credit . . . . . . . . .        (1,160)     (1,000)
  Principal repayments on notes payable  . . . . . . . . .          (120)       (104)
  Distributions paid . . . . . . . . . . . . . . . . . . .        (1,561)     (1,679)
                                                                 -------     -------
              Net cash used by financing activities  . . .        (2,031)     (2,058)
                                                                 -------     -------
Net increase (decrease) in cash  . . . . . . . . . . . . .             2        (357)
Cash at beginning of period  . . . . . . . . . . . . . . .           489         605
                                                                 -------     -------
Cash at end of period. . . . . . . . . . . . . . . . . . .       $   491     $   248
                                                                 =======     =======


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

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference, and is supplemented as follows. For the three months ended September 30, 1996, property management fees and partnership administration fees of $227,000 and $112,000 respectively, were paid or accrued to the Managing General Partner.

(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY

Currently, the Partnership has approximately $475,000 of debt maturing within the next six months. It is the Managing General Partner's intention to refinance this debt. To the extent such a refinancing effort is successful, the General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. In the event the Managing General Partner is unsuccessful in refinancing these obligations, the Partnership's ability to provide distributions to the Partners over the near term could be temporarily impaired as operating funds would be required for the retirement of debt. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1996, cash provided by operating activities was $2.4 million compared to cash provided by operating activities of $2.2 million for the nine months ended September 30, 1995.

During the nine months ended September 30, 1996, the Partnership used net cash in investing activities of $394,000 compared to $499,000 for the nine months ended September 30, 1995. The Partnership's investing activities consisted of capital improvements made to its ten facilities.

During the nine months ended September 30, 1996, the Partnership used net cash in financing activities of $2.0 million compared to $2.1 million for the nine months ended September 30, 1995. The Partnership's financing activities consisted of net repayments under its line of credit, principal reduction on notes payable and distributions paid to the Partners.

The Managing General Partner is not aware of any trends, other than national economic conditions, which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenue or income from the operations or sale of properties. Of the Partnership's ten facilities, five are operated pursuant to long-term operating leases, four facilities are owned directly, and one facility is owned by the partnership subject to a ground lease.

On June 27, 1996, the Partnership filed actions seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term operating leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that it is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce future distributions to Unitholders. These rent increases would be retroactive to the commencement of the lease renewal periods.

The other facilities operated by the Partnership pursuant to long-term operating leases, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods beginning January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine its rights under those leases as well.

Increases in rent for the facilities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenue or income
from the operations of the facilities.   The Managing General Partner believes
that if expenses increase as a result of inflation, the subsequent increases in operating expenses will most likely be able to be passed on to the residents of the facilities by way of higher rental and assisted living rates. The Partnership had long term debt of $6.7 million as of September 30, 1996. Of this amount, $150,000 was due October 15, 1996 (pursuant to the terms of the Partnership's revolving line of credit agreement), $325,000 is due December 1, 1996, and the balance is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through August 2018. The Partnership's revolving line of credit was repaid in full and the Managing General Partner is in the progress of negotiating an extension of the term.

(2) CAPITAL RESOURCES

The Managing General Partner contemplates incurring approximately $500,000 for physical improvements and normal recurring preventative maintenance at its ten facilities during 1996. Of this amount, approximately $394,000 has been expended as of September 30, 1996. Funds for these improvements should be available from operations.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Partnership's capital resources. There is no expected change in the mix of such resources.

(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

Revenue for the three month periods ended September 30, 1996 and 1995 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenue for the three months ended September 30, 1996 was $4.5 million representing an increase of approximately 7% over revenues of $4.2 million for the three months ended September 30, 1995.

The largest component of revenue, rental income, increased approximately 3.5% for the three months ended September 30, 1996 from the comparable period in the prior year. Meanwhile, assisted living revenue increased approximately 30% to $650,000 for the three months ended September 30, 1996 from $501,000 for the three months ended September 30, 1995. The increase in assisted living revenue was primarily the result of an aggressive marketing campaign for assisted living services and more residents using the services.

Interest income remained constant for the three months ended September 30, 1996 at $4,000. Other revenue increased approximately 34% from $41,000 for the three months ended September 30, 1995 to $55,000 for the three months ended September 30, 1996, primarily due to a increase in processing fees and beauty shop revenue.

Sources of revenue for the three months ended September 30, 1996 and September 30, 1995 are summarized as follows:


                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                  -----------------------
                                   1996            1995
                                  ------          ------
                                       (In thousands)
Rent                              $3,826          $3,695
Assisted Living                      650             501
Interest                               4               4
Other                                 55              41
                                  ------          ------
     Total Revenue                $4,535          $4,241
                                  ======          ======

Total costs and expenses for the three months ended September 30, 1996 were $3.9 million, a decrease of 2.9% compared to costs and expenses of $4.0 million for the three months ended September 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses decreased approximately 3.2% to $2.1 million for the three months ended September 30, 1996 from $2.2 million for the three months ended September 30, 1995. This decrease is due mainly to decreases in utilities and maintenance and repair expenses.

Assisted living expenses consist primarily of the related payroll expense. This expense increased approximately 16% to $259,000 for the three months ended September 30, 1996 from $224,000 for the three months ended September 30, 1995. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased by over 20% to $549,000 for the three months ended September 30, 1996 from $457,000 for the three months ended September 30, 1995. The increase was primarily due to costs related to preparing to solicit the consent of the Partnership's Unitholders.

A preliminary consent solicitation statement had been filed with the Securities and Exchange Commission (the "SEC"). The normal course of review of the consent solicitation by the SEC was not completed before the time in which the solicitation statement was required to be updated with audited year-end financial statements for the Partnership. While the year-end financial statements were being prepared and audited, that Managing General Partner requested the appraisal firm which had previously prepared appraisals of the four fee properties to update those appraisals. Upon receiving and reviewing the updated appraisals, which indicated an increase in market value for each of the fee properties, the Managing General Partner contacted the potential buyer of the properties to determine if it was willing to increase its purchase price accordingly. As the purchase price was not increased, the Partnership's General Partners decided not to proceed with the consent solicitation of the Partners for the sale of the fee properties. Although the sale of the fee properties did not occur, the Managing General Partner provided those Unitholders seeking liquidity an opportunity to sell their interests in the Partnership at an amount which reflected the values contained in the updated appraisals when it made an offer to purchase limited partnership units. (See
Part II Item 5. Other Information).

Depreciation and amortization expense decreased by 28% from $516,000 for the three months ended September 30, 1995 to $371,000 for the three months ended September 30, 1996. There are three primary reasons for this decrease. The first is the full amortization of assets associated with the expiration of the initial lease term of two of the facility operating leases. The second is the managing General Partner's intention to extend the operating leases for two of the Partnership's other leased facilities thus increasing the lives of the associated leasehold improvements. The third is the result of the Managing General Partner's change in the remaining estimated useful lives of the Partnership's owned facilities following capital improvements to these facilities and evaluation of the physical plant.

Interest expense decreased 4.7% to $143,000 for the three months ended September 30, 1996 compared with $150,000 for the three months ended September 30, 1995.

Selected costs and expenses for the three months ended September 30, 1995 and September 30, 1996 are summarized as follows:


                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                           --------------------
                                            1996          1995
                                           ------        ------
                                               (In thousands)
Rental Property Operations                 $2,147        $2,218
Assisted Living                               259           224
General and Administrative                    549           457
Depreciation and amortization                 371           516
Property Taxes                                114           121
Interest                                      143           150

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

Revenue for the nine months ended September 30, 1996 and 1995 includes rental income, assisted living revenue from all ten facilities, interest income and other revenue. Total revenue for the nine months ended September 30, 1996 was $13.2 million, an increase of 4.5% over revenue of $12.7 million for the nine months ended September 30, 1995.

Rent, the largest component of revenue, increased approximately 2% to $11.3 million for the nine months ended September 30, 1996 from $11 million for the nine months ended September 30, 1995.

Revenue from assisted living increased by $331,000 to $1.8 million for the nine months ended September 30, 1996 from $1.5 million for the nine month period ended September 30, 1995. The increase in assisted living revenue was due to an aggressive marketing campaign of the assisted living services and the resulting increase in the number of residents using the services.

Interest income decreased by approximately 8%, while other income increased approximately 16% during the nine month period ended September 30, 1996 from the nine month period ended September 30, 1995. Interest income results from interest earned on cash deposits. Other revenue consists primarily of processing fees and beauty shop revenue.

Sources of revenue for the nine months ended September 30, 1996 and September 30, 1995 are summarized as follows:


                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                         ---------------------
                                          1996           1995
                                         -------       -------
                                            (In thousands)
Rent                                     $11,255       $11,040
Assisted Living                            1,822         1,491
Interest and Other Income                    167           146
                                         -------       -------
TOTAL REVENUE                            $13,244       $12,677
                                         =======       =======

Total costs and expenses for the nine months ended September 30, 1996 were $12.1 million, an increase of less than 1%, over costs and expenses incurred during the nine months ended September 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense decreased by 3% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The decrease in rental property operating expenses is due to reductions in food, utilities, maintenance and supplies expenses.

Assisted living expenses consist mainly of the related payroll expense. Assisted living expenses for the nine months ended September 30, 1996 increased approximately 15% over the nine months ended September 30, 1995. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased approximately 37% during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase was due primarily to a one time charge of $389,000 for costs related to preparing to solicit the consent of the Partnership's Unitholders with respect to an anticipated sale of the Partnership's four fee properties to a health care real estate investment trust.

A preliminary consent solicitation statement had been filed with the Securities and Exchange Commission (the "SEC"). The normal course of review of the consent solicitation by the SEC was not completed before the time in which the solicitation statement was required to be updated with audited year-end financial statements for the Partnership. While the year-end financial statements were being prepared and audited, that Managing General Partner requested the appraisal firm which had previously prepared appraisals of the four fee properties to update those appraisals. Upon receiving and reviewing the updated appraisals, which indicated an increase in market value for each of the fee properties, the Managing General Partner contacted the potential buyer of the properties to determine if it was willing to increase its purchase price accordingly. As the purchase price was not increased, the Partnership's General Partners decided not to proceed with the consent solicitation of the Partners for the sale of the fee properties. Although the sale of the fee properties did not occur, the Managing General Partner provided those Unitholders seeking liquidity an opportunity to sell their interests in the Partnership at an amount which reflected the values contained in the updated appraisals when it made an offer to purchase limited partnership units. (See
Item 5. Other Information).

Depreciation and amortization expense for the nine months ended September 30, 1996 decreased over 20% from the nine months ended September 30, 1995. There are three primary reasons for this decrease. The first is the full amortization of assets associated with the expiration of the initial lease term of two of the facility operating leases. The second is the managing General Partner's intention to extend the operating leases for the Partnership's other two leased facilities thus increasing the lives of the associated leasehold improvements. The third is the result of the Managing General Partner's change in the remaining estimated useful lives of the Partnership's owned facilities following capital improvements to these facilities and evaluation of the physical plant.

Interest expense decreased by 2% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, as a result of reduced outstanding principal on loans.

Selected costs and expenses for the nine months ended September 30, 1995 & 1996 are as follows:



                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            -------------------
                                             1996         1995
                                            ------       ------
                                               (In thousands)
Rental Property Operations                  $6,480       $6,681
Assisted Living                                740          644
General and Administrative                   1,871        1,362
Depreciation and Amortization                1,262        1,577
Property Taxes                                 352          379
Interest                                       437          446

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 27, 1996, the Partnership filed actions seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term operating leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

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

On July 26, 1996 ARV initiated a second tender offer (the "Offer") to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the offer on August 23, 1996, holders of approximately 2,148 units tendered their shares, representing approximately 6.2% of all units. When added to the previously acquired units, ARV owns 17,776 units, or approximately 50.8% of the limited partnership.

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


                                      AMERICAN RETIREMENT VILLAS PROPERTIES II
                                      A CALIFORNIA LIMITED PARTNERSHIP


                                      By:  ARV Assisted Living, Inc.
                                           a California corporation
                                           (General Partner)


Date:   November 14, 1996                  By:  /s/ GARY L. DAVIDSON
                                           ------------------------------------
                                                    Gary L. Davidson
                                                    Chairman of the Board



Date:   November 14, 1996                  By:  /s/ GRAHAM P. ESPLEY-JONES
                                           ------------------------------------
                                                    Graham P. Espley-Jones
                                                    Chief Financial Officer