Form 10-K
period 1996-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1997-03-31
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

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

The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $34,995,000 as of March 1, 1997, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 35,020 Units outstanding.

                                TABLE OF CONTENTS

                    AMERICAN RETIREMENT VILLAS PROPERTIES II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I
ITEM 1. BUSINESS

         Overview.
         Industry Background.
         Services.
         Operational History.
         Competition.
         Government Regulation.
         Employees.

ITEM 2. PROPERTIES

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

American Retirement Villas Properties II ("ARVP II" or the "Partnership") operates ten assisted living facilities in the state of California, five of which it owns and five of which it leases. These facilities house and provide personal care and support services to its senior residents. The ten facilities contain an aggregate of 941 units. For the twelve months ended December 31, 1996, ARVP II's facilities had a total average occupancy of approximately 93% as compared to 94% for the twelve months ended December 31, 1995.

ARVP II was founded in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of assisted living facilities. The general partners of ARVP II are ARV Assisted Living, Inc., ("ARVAL"), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, and Tony Rota (collectively known as the "General Partners").

On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price per unit of $720. At the close of the tender offer on June 21, 1996, holders of approximately 15,519 units tendered their shares representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,148 units tendered their shares representing approximately 6.2% of all units. When added to the previously acquired and owned units, ARVAL owns 17,776 units or approximately 50.8% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

INDUSTRY BACKGROUND

Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help in activities of daily living, but do not need the higher acuity medical care provided in a skilled nursing facility. The assisted living market can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other.

The Registrant believes the assisted living industry will benefit from several significant trends affecting the long-term care industry. These are as follows:

Demographic trends: While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The typical resident at an assisted living facility is over the age of 65 with the largest percentage of residents around 84 years of age. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older is expected to increase over 16% from

1996 to 2010. Moreover, the segment of the population 85 years of age or older is projected to increase more than 51% between the years of 1996 to 2010.

Another trend benefiting the assisted living industry is the increased affluence of the elderly population with incomes sufficient to afford assisted living. According to the National Planning Data Corporation Senior Life Report, in 1990,
1.9 million people over the age of 80 were estimated to have incomes over $15,000. By 1998, this number is projected to reach approximately 3.3 million people, which is an increase of 74%.

Historically, seniors were taken care of by their children, however, the increased number of two wage earner families has reduced the supply of in-home care givers who are able to care for their elderly relatives at home. At the same time, the number of elderly people living alone has increased dramatically which can be attributed to rising divorce rates, lifestyle choices and longevity patterns. Assisted living facilities have, and will continue to, fill this void as the number of seniors without a family support system at home who need assistance in their daily activities increases.

Health care cost containment: In response to rapidly rising health care costs in this country, both the federal government and private pay sources have adopted cost containment measures that have encouraged reduced length of stay in hospitals and skilled nursing facilities. According to the U.S. Department of Health and Human Resources, approximately 25% to 40% of all nursing home residents could be cared for in a less institutional and more cost effective environment. Assisted living offers a cost effective alternative for those individuals who do not require the level of medical services provided by hospitals and skilled nursing facilities.

Limited number of nursing home beds: The majority of states in the U.S. have enacted "Certificates of Need" or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. This legislation, coupled with higher construction costs, limitations on government reimbursement for the full cost of construction and start-up expenses also acts to constrain growth in the supply of such facilities. Such restrictive legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Moreover, cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

SERVICES

The Registrant provides services and care which are designed to meet the individual needs of its residents. The services provided are designed to enhance both the physical and mental well-being of the senior resident in each of the Registrant's facilities by promoting their independence and dignity in a homelike setting. The assisted living program at the Registrant's facilities include:

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

Additional Services - The Registrant has designed additional assisted living services in a three-tier program available to residents on a personalized basis. These services are described as follows:

      o Level One: Assistance to residents in the self-administration of medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

      o Level Two: In addition to the services provided under Level One, assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the facility.

      o Level Three: All of the services provided by Level One and Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who require assistance with incontinence.

COMPETITION

Assisted living providers compete principally on the basis of the quality of care, breadth of services offered, location and facility appearance, price and reputation. Due to the changing demographics in the United States and the favorable attention that the assisted living industry has recently received, ARVP II expects increasing competitive pressure in the future. Currently, ARVP II competes not only with other assisted living providers but also with a number of healthcare service providers from home healthcare companies, retirement communities and facilities, and, to a lesser extent, convalescent center and nursing homes. Many of these competitors are national and regional companies with greater financial resources than those of ARVP II. However, management believes that most of the competitive pressure will come from local and regional long-term care providers within same geographical area as its prospective residents who tend to move to facilities near their home.

GOVERNMENT REGULATION

Assisted living facilities are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility, assisted living facilities must comply with regulations which address, among other things, building codes and other ordinances, including fire safety codes, staffing requirements, required services and care standards and resident characteristics. The state of California requires an inspection at least once per year and as often as necessary to ensure that the health, safety and personal rights of the residents are protected. Currently, all ten facilities are licensed and in substantial compliance with state regulations.

No significant changes in the state regulations are expected in the near future that would materially impact the business.

EMPLOYEES

Personnel at each of the Registrant's ten facilities are employees of ARVAL. As of December 31, 1996, approximately 350 people were employed at the ten facilities. While none of ARVAL's employees are currently unionized, any unionization of workers in the assisted living industry or at the Registrant's facilities could increase labor costs. No assurances can be given that the facilities labor costs will not increase, or if they do increase, that they can be matched by corresponding increases in rental or management revenue. In addition, a shortage of qualified personnel may require ARVAL to enhance its wage and benefits package in order to compete with other providers of assisted living and senior housing to attract and retain qualified individuals.

ITEM 2. PROPERTIES

The following table sets forth, as of December 31, 1996, the location, the date on which operations commenced, number of units, number of beds, and the Company's interest in the property.

                                                           ARVPII
                                                         OPERATIONS
        FACILITY                        LOCATION          COMMENCED     UNITS     BEDS INTEREST
Retirement Inn of Burlingame         Burlingame, CA         1989          68       90  Leased
Retirement Inn of Campbell           Campbell, CA           1989          72       90  Leased
Covina Villa                         Covina, CA             1988          64       90  Fee-Owned
                                                                                       subject to
                                                                                       ground lease
Retirement Inn of Daly City          Daly City, CA          1989          95      120  Fee-Owned
Retirement Inn of Fremont            Fremont, CA            1989          70       99  Leased
Retirement Inn of Fullerton          Fullerton, CA          1989          68       99  Fee-Owned
Montego Heights Lodge                Walnut Creek, CA       1989         171      200  Fee-Owned
Retirement Inn of Sunnyvale          Sunnyvale, CA          1989         124      160  Leased
Valley View Lodge of Rossmoor        Walnut Creek, CA       1989         125      153  Fee-Owned
Inn at Willow Glen                   San Jose, CA           1989          84      120  Leased

OPERATIONAL HISTORY

The following tables summarize the average occupancy rates and average monthly rental rates per occupied unit at each of the ten facilities over the past five years.

                                                                         OCCUPANCY
                 FACILITY                    1996         1995         1994         1993            1992
                 --------                    ----         ----         ----         ----            ----
Retirement Inn of Burlingame                 96%          98%          91%          91%             90%

Retirement Inn of Campbell                   100%         97%          94%          95%             83%

Covina Villa                                 95%          83%          71%          86%             90%

Retirement Inn of Daly City                  92%          92%          87%          77%             76%

Retirement Inn of Fremont                    84%          92%          91%          80%             80%

Retirement Inn of Fullerton                  90%          95%          90%          91%             86%

Montego Heights Lodge                        90%          90%          84%          86%             85%

Retirement Inn of Sunnyvale                  93%          93%          96%          93%             89%

Valley View Lodge of Rossmoor                95%          97%          97%          95%             94%

Inn at Willow Glen                           96%          98%          97%          94%             97%

                                                                   AVERAGE MONTHLY RENTAL RATE

                 FACILITY                    1996         1995         1994         1993            1992
                 --------                    ----         ----         ----         ----            ----
Retirement Inn of Burlingame                 $1,539       $1,477       $1,451       $1,428          $1,430

Retirement Inn of Campbell                   $1,434       $1,338       $1,331       $1,329          $1,302

Covina Villa                                 $1,335       $1,306       $1,258       $1,288          $1,279

Retirement Inn of Daly City                  $1,208       $1,172       $1,187       $1,156          $1,102

Retirement Inn of Fremont                    $1,370       $1,357       $1,312       $1,261          $1,203

Retirement Inn of Fullerton                  $1,366       $1,326       $1,275       $1,274          $1,266

Montego Heights Lodge                        $1,461       $1,428       $1,417       $1,382          $1,355

Retirement Inn of Sunnyvale                  $1,445       $1,369       $1,354       $1,312          $1,277

Valley View Lodge of Rossmoor                $1,763       $1,714       $1,687       $1,646          $1,588

Inn at Willow Glen                           $1,445       $1,395       $1,353       $1,284          $1,239

ITEM 3. LEGAL PROCEEDINGS

On September 27, 1996, the Partnership filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce distributions to Unitholders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other facilities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and beginning August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases as well. As of March 25, 1997, no threat of litigation has been made by the landlords of the Retirement Inn of Fremont or the Retirement Inn at Burlingame.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Unitholders during the fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Registrant's securities. The Registrant repurchased and retired 5 Partnership Units in June 1990. As noted in Item 1, ARVAL, the Managing General Partner of ARVP II, tendered for the limited partnership units in ARVP II in May 1996 and July 1996. Following the close of the second tender offer in August 1996, ARVAL owned 17,776 limited partnership units or approximately 50.8% of all outstanding units.

As of December 31, 1996, there were approximately 1,828 Unitholders of record owning 35,019.88 Units. For the years ended December 31, 1996, 1995 and 1994, the Registrant made limited partner distributions of $60.77 per Unit, $64.28 per Unit and $55.45 per Unit, respectively. The return of capital to the Unitholders for the years ended December 31, 1996, 1995 and 1994 was $16.22, $39.57 and $55.45, respectively. There were distributions of earnings for the years ending December 31, 1996, 1995 and 1994 of $44.55, $24.71 and $-0-, respectively.

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


                                         1996            1995        1994         1993          1992
                                         ----            ----        ----         ----          ----
                                                       (In thousands except unit data)
Revenue                               $17,834         $16,982      $16,003      $15,085      $14,106

Net Income (Loss)                       1,576             873        (107)        (672)        (773)

Net Income (Loss)
(per weighted average
Limited partner Units
outstanding)                            44.55           24.71       (3.04)      (19.00)      (21.87)
Total Assets                           20,801          21,524       22,765       24,628       26,957
Partners' Capital                      12,245          12,819       13,765       15,832       18,184
Notes Payable                           6,562           7,212        7,189        7,306        7,417
Distributions of Earnings
                                      $ 44.55         $ 24.71          -0-          -0-          -0-
Distributions
Return of Capital                       16.22           39.57      $ 55.45      $ 47.53      $ 55.43
Total Distributions (per
weighted average Limited
Partner units outstanding)              60.77           64.28        55.45        47.53        55.43


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY.

On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During 1996, net cash provided by operating activities was approximately $3.3 million compared to $3.0 million and $2.6 million for 1995 and 1994, respectively.

As of December 31, 1996, the Partnership's note payable with a principal balance of approximately $323,000 secured by a first deed of trust encumbering the Retirement Inn of Fullerton had matured. The maturity date of the loan was initially extended to March 10, 1997. Subsequently, the maturity date of the loan was again extended to May 10, 1997. It is the Managing General Partner's intention to seek a longer term extension of the maturity date of this loan or find suitable replacement financing.

In addition to the Partnership's maturing debts, the Managing General Partner has commenced a refurbishment program in order to repair and maintain the physical plant of the Partnership's facilities. Given the age of the facilities (ages range from 11 to 23 years with an average age of 19.5 years), the Managing General Partner has determined the necessity of certain repairs and improvements currently budgeted to cost $1.4 million. Approximately $207,000 of these repairs will be reimbursed to the Partnership from replacement reserves which the Partnership has established with the lender on Valley View Lodge, and Montego Heights Lodge. The remaining $1.2 million will be funded from cash flow of the Partnership.

As a result of the planned repairs, and due to the uncertainty of a future extension of the maturity date or refinancing of the Partnership's maturing debt, the Managing General Partner believes that distributions of cash flow from operations will either be reduced or eliminated to the Partners over the near term. To the extent an extension of the maturity date is obtained, or the loan is refinanced, the General Partners expect that the cash to be generated from operations of the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

During 1996, the Registrant used net cash in investing activities of approximately $748,000 compared to $891,000 and $389,000 for 1995 and 1994, respectively. The primary investing activities consist of the purchase of carpeting, heating/air conditioning and elevator repairs. These three items represent approximately $265,000 of the cash used in investing activities in 1996.

During 1996, the Registrant used net cash in financing activities of approximately $2.6 million compared to $2.2 million and $1.9 million for 1995 and 1994, respectively. The increase in cash used in financing activities is the result of principal reductions of debt made by the Partnership.

The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates. The Registrant has long term debt of approximately $6.6 million, as of December 31, 1996 of which $323,000 is due on March 10, 1997 (which amount was subsequently extended to May 10, 1997).

CAPITAL RESOURCES.

Registrant contemplates spending approximately $1.4 million for capital expenditures during 1997 for physical improvements at its ten facilities. The Registrant expects that the funds for these improvements should be available from operations or Registrant's replacement reserves.

Other than as disclosed above, there are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS.

Revenue for the years ended December 31, 1996, 1995 and 1994, includes rental income and assisted living revenue from ten facilities, interest earned on cash balances and other revenue. In 1996 and 1995 the Registrant's rental revenue increased over prior years due to higher aggregate occupancy levels and rental rates and increased utilization of assisted living services. Total revenue for the year ended December 31, 1996, were $17.8 million compared to $17.0 million and $16.0 million for the years ended December 31, 1995 and December 31, 1994, respectively.

The largest component of revenue, rent, increased by approximately 2% from 1995 to 1996 and by approximately 5% from 1994 to 1995. During 1996, the increase in rent was primarily due to an increase in rental rates offset by a slight decline in occupancy. During 1995, the increase was due to an increase of 4% in occupancy and an increase in rental rates of 3% from 1994 to 1995.

Revenue from assisted living increased by 24% from 1995 to 1996 and 17% from 1994 to 1995. The increase in assisted living was due to aggressive marketing of the assisted living services and the resulting increase in the number of residents using the program.

Interest and other revenue increased by 12% from 1995 to 1996 after having decreased by 11% from 1994 to 1995. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

Sources of revenue for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                             1996          1995           1994
                                           ---------     ---------     ---------
                                                       (In thousands)
Rent                                       $  15,108     $  14,769     $  14,056
Assisted Living                                2,509         2,019         1,729
Interest                                          15            20            15
Other                                            202           174           203
                                           ---------     ---------     ---------
Total Revenue                              $  17,834     $  16,982     $  16,003
                                           =========     =========     =========

Total costs and expenses for the years ended 1996, 1995 and 1994 were $16.3 million, $16.1 million and $16.1 million respectively.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses, maintenance and supplies. Rental property operations expense varied by less than 1% for each of the three years ended December 31, 1996, 1995 and 1994.

Assisted living expenses consist primarily of the related payroll expense. Assisted living expenses increased by 15% from 1995 to 1996 following a 15% increase from 1994 to 1995. Assisted living expenses increased as a result of the increase in the related staff providing assisted living services. The staff size was increased due to the increase in the number of residents using the assisted living services. This increase corresponds with the increase in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expense increased to $1.3 million in 1996 from $800,000 in 1995. The primary reason for this increase was a one time charge of $389,000 for costs related to preparing to solicit the consent of the Partnership's unitholders with respect to an anticipated sale of the Partnership's four fee properties to a health care real estate investment trust.

A preliminary consent solicitation statement had been filed with the Securities and Exchange Commission (the "SEC"). The normal course of review of the consent solicitation by the SEC was not completed before the time in which the solicitation statement was required to be updated with audited year-end financial statements for the partnership. While the year-end financial statements were being prepared and audited, the Managing General Partner requested the appraisal firm which had previously prepared appraisals of the four fee properties to update those appraisals. Upon receiving and reviewing the updated appraisals, which indicated an increase in market value for each of the fee properties, the Managing General partner contacted the potential buyer of the properties to determine if it was willing to increase its purchase price accordingly. As the purchase price was not increased, the Partnership's General Partners decided not to proceed with the consent solicitation of the Partners for the sale of the fee properties. Although the sale of the fee properties did not occur, the Managing General Partner provided those Unitholders seeking liquidity an opportunity to sell their interests in the Partnership at an amount which reflected the values contained in the updated appraisals when it made an offer to purchase limited partnership units.

General and administrative expenses increased to $800,000 for the year ended December 31, 1995 from $696,000 for the year ended December 31, 1994. This increase was primarily due to an increase in Partnership administration fees paid as a result of higher net operating income generated by the facilities.

Depreciation and amortization expense for the year ended December 31, 1996 decreased to $1.7 million from $2.1 million for the year ended December 31, 1995. There are three primary reasons for this decrease. The first is the full amortization of assets associated with the expiration of the initial lease term of two of the facility operating leases. The second is the managing General Partner's intention to extend the operating leases for the Partnership's other two leased facilities thus increasing the lives of the associated leasehold improvements. The third is the result of the Managing General Partner's change in asset lives following capital improvements to these facilities and evaluation of the physical plant. The change had the effect of reducing depreciation expense and increasing net income by approximately $51,000 ($1.44 per limited partner unit). Depreciation and amortization expense decreased to $2.1 million for the year ended December 31, 1995 from $2.4 million for the year ended December 31, 1994. The decrease was a result of a portion of the Partnership's property having become fully depreciated during 1994.

Property taxes decreased by 5% from 1995 to 1996 and increased 12% from 1994 to 1995.

Interest expense decreased by approximately 4% from 1995 to 1996 and decreased 2% from 1994 to 1995. Interest expense is lower due to a decrease in the principal balance outstanding on the line of credit.

Selected costs and expenses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                        1996       1995         1994
                                        ----       ----         ----
                                             (In thousands)
Rental Property Operations           10,051     $9,994        $10,001
Assisted Living                         989        859            748
General and Administrative            1,271        800            696
Depreciation and Amortization         1,678      2,077          2,360
Property Taxes                          465        488            434
Interest                                550        572            583

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included in Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" below and incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS OF THE REGISTRANT

GARY L. DAVIDSON. Mr. Davidson, age 62, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, with Mr. Booty and others, he founded the predecessor to ARVAL. Mr. Davidson serves as a Director and Chairman of the Board of ARVAL.

JOHN A. BOOTY. Mr. Booty, age 58, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, with Mr. Davidson and others, he founded California Retirement Villas Corporation which merged into ARVAL. In 1996, Mr. Booty retired as President of ARVAL. Mr. Booty continues to serve as a Director of ARVAL.

DAVID P. COLLINS. Mr. Collins, age 59, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. His first association with ARVAL occurred in 1982. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc., and from its formation in December 1985, has been President of ARV Capital Corporation. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Mr. Collins is a Director and Senior Executive Vice President of ARVAL.

JOHN S. JASON, 61, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, with Messrs. Booty, Davidson and Rota, he founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from active service with ARVAL and retired from his positions as a Director and as Executive Vice President of ARVAL. Mr. Jason is currently retired and not gainfully employed.

TONY ROTA, 68, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, with Messrs. Booty, Davidson and Jason, he founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from active service with ARVAL and retired from his positions as a Director and as Vice President of ARVAL. Mr. Rota is currently retired and not gainfully employed.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

For a description of Messieurs. Davidson, Booty and Collins, please see above.

GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 37, graduated from Pepperdine University with an MBA and from San Diego State University with a degree in Business Administration. Mr. Espley-Jones is a Registered Representative and Financial Principal with the National Association of Securities Dealers ("NASD"). From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones joined ARVAL in 1988 and serves as Chief Financial Officer and Assistant Secretary.

DIRECTORS OF ARVAL

For a description of Messieurs. Davidson, Booty and Collins, please see above.

R. BRUCE ANDREWS. Mr. Andrews, age 56, has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. (a New York Stock Exchange listed REIT) since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc..

MAURICE J. DEWALD. Mr. DeWald, age 57, is Chairman and Chief Executive Officer of Verity Financial Group based in Irvine, California. Mr. DeWald founded Verity Financial in 1992 to develop and implement investment opportunities in the U.S. and internationally. Previously, Mr. DeWald had a 30 year career at KPMG Peat Marwick, where he was a Managing Partner and served on its Board of Directors. Mr. DeWald is currently a director of several other firms, including: Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California, and Monarch Funds. He is also a trustee of St. John's Hospital and Health Care Foundation and Loyola Marymount University, and serves on the advisory Council of the University of Notre Dame School of Business. Mr. DeWald is a Certified Public Accountant.

JAMES M. PETERS. Mr. Peters, age 61, is the founder of the J. M. Peters Company (an American Stock Exchange listed company), a California-based home building firm operating in 14 western states. Mr. Peters served as President and Chief Executive Officer of the J. M. Peters Company from its inception in 1975 until his retirement in 1992. During his career, Mr. Peters has been responsible for building and marketing more than 12,000 housing units. Mr. Peters serves as a member of the Board of Trustees of the UCLA Foundation.

JOHN J. RYDZEWSKI. Mr. Rydzewski, age 43, is an investment banker specializing in health care finance. He has been a member of the firm Benedetto, Gartland & Greene, Inc. since 1993. Mr. Rydzewski served as Executive Vice President and Chief Financial Officer in 1992 for Four Winds, Inc., a provider of behavioral health care services. He also served as a Vice President in the health care finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation, a diversified health services provider, and Maxim Healthcare Corporation, a behavioral health services provider. Mr. Rydzewski received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by the General Partners.

Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5%
                                        of gross revenue is paid for managerial
                                        services including general supervision,
                                        hiring of onsite management personnel
                                        employed by the Registrant, renting of
                                        units, installation and provision of
                                        food service, maintenance, and other
                                        operations. At December 31, 1996, 1995
                                        and 1994, the property management fee
                                        amounted to $892,000, $849,000 and
                                        $800,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A fixed partnership management fee of
                                        10% of cash flow before distributions is paid for implementing the Partnership business plan, supervising and managing the Registrant's affairs including general administration and coordination of legal, audit, tax, and insurance matters. At December 31, 1996, 1995 and
                                        1994, the partnership management fee
                                        amounted to $399,000, $330,000 and
                                        $252,000, respectively.

Sale of Partnership Projects
(General Partners)                      The Limited Partnership Agreement
                                        permits payment in the form of real
                                        estate commissions to the General
                                        Partners or its Affiliates. Any such
                                        compensation shall not exceed 3% of the
                                        gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the year ended
                                        December 31, 1996, 1995 and 1994 no real estate commissions were received.

Subordinated Incentive Compensation
(ARVAssisted Living, Inc.)              ARVAL is entitled to receive 15% of
                                        Proceeds of Sale or Refinancing
                                        subordinated to a return of Initial
                                        Capital Contributions plus an 8%-10%
                                        (depending on the timing of the limited
                                        partners' investment) per annum
                                        cumulative, but not compounded, return
                                        thereon from all sources. For the years
                                        ended December 31, 1996, 1995 and 1994,
                                        no incentive compensation was earned.

Partnership Interest
(General Partners)                      1% of all items of capital, profit or
                                        loss, and liquidating Distributions,
                                        subject to a capital account adjustment
                                        is paid to the General Partners.

Reimbursed Expenses
(General Partners)                      All Partnership expenses are billed
                                        directly to and paid by the Registrant.
                                        The General Partners may be reimbursed
                                        for the actual cost of goods and
                                        materials obtained from unaffiliated
                                        entities and used for or by the
                                        Registrant. The Managing Partner is
                                        reimbursed for administrative services
                                        necessary to the prudent operation of
                                        Registrant, provided that such
                                        reimbursement is at the lower of its
                                        actual cost or the amount which the
                                        Registrant would be required to pay to
                                        independent parties for comparable
                                        administrative services in the same
                                        geographic location. Total
                                        reimbursements to ARVAL amounted to $6.0 million, $5.6 million and $5.6 million, at December 31, 1996, 1995 and 1994, respectively.

SEE FOOTNOTE 3 OF NOTES TO FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                Name and Address       Amount and Nature of
       Title of Class          of Beneficial Owner     Beneficial Ownership       Percent of Class
       --------------          -------------------     --------------------       ----------------
Limited Partnership Units   ARV Assisted Living, Inc.  17,822.31 units                50.8%
                            245 Fischer Ave., D-1      Direct ownership
                            Costa Mesa, CA  92626

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         (i)      Independent Auditors' Report.

         (ii)     Balance Sheets - December 31, 1996 and 1995.

         (iii) Statements of Operations - Years Ended December 31, 1996, 1995 and 1994.

         (iv) Statements of Partners' Capital - Years Ended December 31, 1996, 1995 and 1994.

         (v) Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.

         (vi)     Notes to Financial Statements.

         (viii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1996.

(b) The Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 16, 1996 reported under Item 1, concerning the tender offer by ARVAL is incorporated herein by reference.

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

         AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT.

/s/ GARY L. DAVIDSON
By: Gary L. Davidson, Chairman of the Board and Director of ARVAL, Managing
    General Partner

/s/ GRAHAM P. ESPLEY-JONES
By: Graham P. Espley-Jones, Chief Financial Officer and Assistant Secretary of
    ARVAL, Managing General Partner

/s/ JOHN A. BOOTY
By: John A. Booty, Director of ARVAL, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                           TITLE                                   DATE
      ---------                           -----                                   ----
/s/ GARY L. DAVIDSON               Chairman of the Board                     March 31, 1997
Gary L. Davidson                   and Director of ARVAL,
                                   Managing General Partner

/s/ GRAHAM P. ESPLEY-JONES         Chief Financial Officer                   March 31, 1997
Graham P. Espley-Jones             and Assistant Secretary of ARVAL,
                                   Managing General Partner

/s/ JOHN A. BOOTY                  Director of ARVAL,                        March 31, 1997
John A. Booty                      Managing General Partner

                          AMERICAN RETIREMENT VILLAS PROPERTIES II
                          (A California Limited Partnership)
                          Annual Report - Form 10-K
                          Financial Statements and Schedule
                          Items 8 and 14(a)
                          December 31, 1996, 1995 and 1994
                          (With Independent Auditors' Report Thereon)

                   AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                           Annual Report - Form 10-K
                               Items 8 and 14(a)

                   Index to Financial Statements and Schedule

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report                                                                       F-2

Balance Sheets - December 31, 1996 and 1995                                                        F-3

Statements of Operations - Years ended December 31, 1996, 1995 and 1994                            F-4

Statements of Partners' Capital - Years ended December 31, 1996, 1995 and 1994                     F-5

Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994                            F-6

Notes to Financial Statements                                                                      F-7

Schedule
--------

Real Estate and Related Accumulated Depreciation and Amortization -
     December 31, 1996                                                                         Schedule III

All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


ARV Assisted Living, Inc.
  as the Managing General Partner
  of American Retirement Villas Properties II:

We have audited the financial statements of American Retirement Villas Properties II, a California limited partnership, as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                /s/ KPMG PEAT MARWICK LLP
                                                -------------------------



Orange County, California
March 21, 1997

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                      (A California Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995
                                 (In thousands)

                               ASSETS                                         1996                 1995
                                                                            ------              -------
Properties, at cost (notes 4 and 5):
   Land                                                                     $ 2,903               2,903
   Buildings and improvements, less accumulated depreciation of
     $5,250 in 1996 and $4,579 in 1995                                       14,723              15,179
   Leasehold property and improvements, less accumulated
     depreciation of $5,545 in 1996 and $6,591 in 1995                          349                 825
   Furniture, fixtures and equipment, less accumulated
     depreciation of $888 in 1996 and $864 in 1995                              940                 938
                                                                            -------             -------
           Net properties                                                    18,915              19,845

Cash                                                                            370                 489
Other assets, including impound accounts of $672 in 1996 and $626
   in 1995                                                                    1,516               1,190
                                                                            -------             -------
                                                                            $20,801              21,524
                                                                            =======             =======

                 LIABILITIES AND PARTNERS' CAPITAL

Notes payable (note 5)                                                      $ 6,562               7,212
Accounts payable and accrued expenses                                         1,063                 758
Amounts payable to affiliate (note 3)                                           189                 155
Distributions payable to Partners                                               742                 580
                                                                            -------             -------


          Total liabilities                                                   8,556               8,705
                                                                            -------             -------

Partners' capital (note 2):
   General partners' capital                                                    270                 276
   Limited partners' capital, 35,020 limited partnership units
     authorized, issued and outstanding                                      11,975              12,543
                                                                            -------             -------
           Total partners' capital                                           12,245              12,819

                                                                            -------             -------
Commitments and contingencies (note 4)                                      $20,801              21,524
                                                                            =======             =======



See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)


                            Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                          1996                1995                 1994
                                                      --------              -------             -------
Revenues:
   Rent                                                $15,108               14,769              14,056
   Assisted living                                       2,509                2,019               1,729
   Interest                                                 15                   20                  15
   Other                                                   202                  174                 203
                                                      --------              -------             -------
           Total revenues                               17,834               16,982              16,003
                                                      --------              -------             -------
Costs and expenses:
   Rental property operations (including
     $5,820, $5,514 and $5,277 related to
     affiliates in 1996, 1995 and 1994,
     respectively) (note 3)                             10,051                9,994              10,001

   Assisted living (all related to affiliates)
     (note 3)                                              989                  859                 748
   General and administrative (including $522,
     $453 and $638 related to affiliates in
     1996, 1995 and 1994, respectively) (note 3)         1,271                  800                 696


   Facilities rent (note 4)                              1,172                1,178               1,176
   Depreciation and amortization                         1,678                2,077               2,360
   Property taxes                                          465                  488                 434
   Advertising                                              82                  141                 112
   Interest (note 5)                                       550                  572                 583
                                                       -------              -------             -------
           Total costs and expenses                     16,258               16,109              16,110
                                                       -------              -------             -------
           Net income (loss)                           $ 1,576                  873                (107)
                                                       =======              =======             =======
Net income (loss) per limited partner unit             $ 44.55                24.71               (3.04)
                                                       =======              =======             =======


See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                        Statements of Partners' Capital
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                                                  TOTAL
                                                        GENERAL              LIMITED            PARTNERS'
                                                        PARTNERS            PARTNERS             CAPITAL
                                                        --------            --------            --------
Balance (deficit) at December 31, 1993                   $(142)              15,974              15,832

Distribution to partners ($55.45 per limited
   partner unit)                                           (20)              (1,940)             (1,960)

Net loss                                                    (1)                (106)               (107)
                                                         -----              -------             -------
Balance (deficit) at December 31, 1994                    (163)              13,928              13,765

Distribution to partners ($64.28 per limited
   partner unit)                                           (23)              (2,249)             (2,272)

Capital contribution - cancelation of
   indebtedness (note 7)                                   453                   --                 453

Net income                                                   9                  864                 873
                                                         -----              -------             -------
Balance at December 31, 1995                               276               12,543              12,819

Distribution to partners ($60.77 per limited
   partner unit)                                           (22)              (2,128)             (2,150)

Net income                                                  16                1,560               1,576
                                                         -----              -------             -------
Balance at December 31, 1996                             $ 270               11,975              12,245
                                                         =====              =======             =======





See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                             1996                1995                 1994
                                                          -------             -------              -------
Cash flows from operating activities:
   Net income (loss)                                      $ 1,576                 873                 (107)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                       1,678               2,077                2,360
        Change in assets and liabilities:
          (Increase) decrease in other assets                (326)                (61)                 107
          Increase (decrease) in accounts payable
            and accrued expenses                              305                 (14)                 127
          Increase in amounts payable to
            affiliate                                          34                 114                   63
                                                          -------             -------              -------
                 Net cash provided by operating
                   activities                               3,267               2,989                2,550
                                                          -------             -------              -------
Cash flows used in investing activities - capital
   expenditures                                              (748)               (891)                (389)
                                                          -------             -------              -------
Cash flows from financing activities:
   Principal repayments on notes payable                     (150)               (132)                (117)
   Increase in long-term debt                                  --                 154                   --
   Borrowings on line of credit                                --               1,225                1,735
   Repayments on line of credit                              (500)             (1,225)              (1,735)
   Distributions paid                                      (1,988)             (2,236)              (1,829)
                                                          -------             -------              -------
                 Net cash used in financing
                   activities                              (2,638)             (2,214)              (1,946)
                                                          -------             -------              -------
                 Net increase (decrease) in cash
                  and cash equivalents                       (119)               (116)                 215

Cash at beginning of year                                     489                 605                  390
                                                          -------             -------              -------
Cash at end of year                                       $   370                 489                  605
                                                          =======             =======              =======
Supplemental disclosure of cash flow information
   - cash paid during the year for interest
                                                          $   550                 572                  583
                                                          =======             =======              =======
Supplemental disclosure of noncash financing
   activities:
      Distributions accrued to partners                   $   162                  36                  544
      Cancelation of indebtedness                              --                 453                   --
                                                          =======             =======              =======



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

      CARRYING VALUE OF REAL ESTATE

      Properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of buildings and improvements, furniture, fixtures and equipment, ranging from 3 to 35 years. In 1996, the Partnership extended the estimated useful lives of buildings and improvements to better reflect the estimated periods during which such assets will remain in service. The change had the effect of reducing depreciation expense and increasing net income by approximately $51,000 ($1.44 per limited partner unit). Leasehold property and improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the assets.

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31:

                                           1996                                     1995
                           ----------------------------------     --------------------------------
                           GAAP BASIS         TAX BASIS (1)        GAAP BASIS         TAX BASIS (1)
                           ----------         ---------------     ------------        -------------
                                                        (in thousands)
     Total assets            $20,801              26,419               21,524              26,666
                             =======              ======               ======              ======

     Total liabilities       $ 8,556               8,705                8,705               8,667
                             =======              ======               ======              ======


      Following are the differences between the financial statement and tax return income (loss):

                                                    1996               1995                 1994
                                                 --------              ----                 ----
                                                                 (in thousands)
      Net income (loss) per financial
         statements                              $1,576                  873                (107)

      Cancelation of indebtedness income
         (note 8)                                   --                   453                  --
      Depreciation differences on property (1)      (47)                (637)               (324)
      Amortization differences on intangible
         assets (1)                                 363                  885                 753
      Other (1)                                      42                  (15)                 12
                                                 ------                -----                ----
      Taxable income per Federal
         tax return (1)                          $1,934                1,559                 334
                                                 ======                =====                ====

      (1) Unaudited


      NET INCOME (LOSS) PER LIMITED PARTNER UNIT

      Net income (loss) per limited partner unit was based on the weighted-average number of limited partner units outstanding of 35,020 in 1996, 1995 and 1994.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


      RECLASSIFICATIONS

      Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

(2)   ORGANIZATION AND PARTNERSHIP AGREEMENT

      The Partnership was formed on February 9, 1988 for the purpose of acquiring, developing and operating residential retirement facilities. The term of the Partnership is 59 years and may be dissolved earlier under certain circumstances.

      Limited Partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGHs and pension plans and 5 units for all other investors) were offered for sale to the general public. A maximum number of 35,000 units were offered at $1,000 per unit and an additional 25 units were issued in lieu of commissions. The Partnership was initially capitalized by a $1,000 contribution from a Limited Partner and a $500 contribution from the General Partners. The Partnership reached its maximum capitalization in October 1989, representing a total capital investment of $35,000,000. In June 1990, the Partnership repurchased and effectively retired 5 units for $4,600 (the balance of unreturned initial contributions) from a Limited Partner. No additional capital contributions will be required from any Limited Partner. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

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

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


(3)   TRANSACTIONS WITH AFFILIATES

      The Partnership has an agreement with ARVAL providing for a property management fee of 5% of gross revenues and a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $892,000 $849,000, $800,000 and $399,000,
      $330,000, $252,000, respectively, at December 31, 1996, 1995 and 1994, respectively.

      Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulating distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

      ARVAL pays certain expenses such as repairs and maintenance, supplies, payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The retirement benefit expense of $0, $28,000 and $134,000 for the years ended December 31, 1996, 1995 and 1994, respectively, consists of contributions made to an employee stock ownership plan (ESOP). The total reimbursements to ARVAL, including the retirement benefit expense, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $6,040,000, $5,648,000 and $5,612,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

      Amounts payable to affiliate at December 31, 1996 and 1995 includes expense reimbursements and accrued property management and partnership management fees.

(4)   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      COVINA VILLA

      In October 1988, the Partnership purchased Covina Villa, an existing assisted living facility in Covina, California. In conjunction with the acquisition, the Partnership assumed a ground lease, expiring in 2037, covering the land on which the facility is built. Pledged as collateral for the ground lease is a security interest in the facility property and in all furniture, fixtures and equipment which the Partnership places in the facility. Rent expense under the ground lease for 1996, 1995 and 1994 was $103,000, $103,000 and $115,000, respectively.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


      RETIREMENT INNS OF AMERICA

      In April 1989, the Partnership acquired the operations of eight existing assisted living facilities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, the Partnership acquired certain assets and assumed certain liabilities relating to the operations of the facilities. The Partnership purchased three of the facilities and assumed a tenant's position under long-term operating leases for the other five facilities. Rent expense under the operating leases for 1996, 1995 and 1994 was $1,069,000, $1,071,000 and $1,061,000,
      respectively. The expiration dates for the leases range from August 1995 to November 1997 and have options to extend for two additional ten-year terms.

      MONTEGO HEIGHTS

      In November 1989, the Partnership purchased Montego Heights, an existing assisted living facility and related assets in Walnut Creek, California.

      Future minimum lease payments under all ground and facility leases which are treated as operating leases are as follows:


                Year ending December 31:
                    (In thousands)
                   1997                           $ 1,409
                   1998                             1,409
                   1999                             1,409
                   2000                             1,409
                   2001                             1,409
                   Thereafter                      10,074
                                                  -------
                                                  $17,119
                                                  =======

      TENDER OFFER FOR LIMITED PARTNERSHIP UNITS

      Pursuant to the Partnership agreement, the minimum holding period (five to seven years) has expired. The Managing General Partner is beginning to explore potential disposition strategies for the Partnership's assets. In order to provide liquidity and a disposition strategy for certain of the limited partners, the Managing General Partner made a tender offer to purchase limited partnership units at a cash price of $720 per unit. Pursuant to this tender offer, the Managing General Partner acquired 50.8% of the outstanding limited partnership units and has thus attained majority control of the Partnership.

      LITIGATION

      On September 27, 1996, the Partnership filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

      In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce distributions to Unitholders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

      Two other facilities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and beginning August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases as well. As of March 25, 1997, no threat of litigation has been made by the landlords of the Retirement Inn of Fremont or the Retirement Inn at Burlingame.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


(5)   NOTES PAYABLE

      At December 31, 1996 and 1995, notes payable included the following:

                                                                       1996                 1995
                                                                     ---------              -----
                                                                            (in thousands)
      HUD financed note payable, bearing interest at 7.5%; monthly principal and interest payments of $26,171; due August 1,
         2018; secured by deed of trust on the Montego Heights
         property                                                     $  3,359               3,418

      HUD financed note payable, bearing interest at 8.25%;
         monthly principal and interest payments of $23,468; due
         November 1, 2016; secured by deed of trust on the Valley
         View Lodge property                                             2,750               2,802

      Note payable to bank, secured by deed of trust on the
         Fullerton property, bearing interest at 1% in excess of
         the bank's prime rate (8.25% at December 31, 1996).
         The note matured on December 1, 1996. The maturity date
         has been extended through May 10, 1997                            323                 337

      Revolving line of credit (maximum $500,000), guaranteed by the General Partners, bearing interest at 1.25% in excess
         of the bank's prime rate (8.25% at December 31, 1996).
         The revolving line of credit was repaid in January 1996            --                 500

      Various notes payable, bearing interest at rates from 8.67%
         to 10.39%, payable in monthly principal and interest
         installments and all unpaid principal and interest due on
         or before November 1, 2000; secured by equipment                  130                 155
                                                                       -------               -----
                                                                       $ 6,562               7,212
                                                                       =======               =====

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

      The annual principal payments of the notes payable are as follows

                  Year ending December 31:
                      (in thousands)
                     1997                                $  477
                     1998                                   169
                     1999                                   184
                     2000                                   170
                     2001                                   166
                     Thereafter                           5,396
                                                         ------
                                                         $6,562
                                                         ======


(6)   ESOP AND 401(K) SAVINGS PLAN

      Prior to 1996, ARVAL offered an Employee Stock Ownership Plan (ESOP) to all eligible employees which includes the employees of the Partnership. The amount of stock contributed annually to the ESOP is at the discretion of ARVAL. During 1994, ARVAL's Board of Directors declared a contribution that approximated 3% of each employee's payroll expense. During 1995, ARVAL's Board of Directors declared a contribution in only the first quarter of the year and that contribution approximated 3% of each employee's payroll expense. No further contributions have been declared. The Partnership's expense was $0, $28,000 and $134,000 for the ESOP (as a reimbursement to ARVAL) in 1996, 1995 and 1994, respectively. Effective January 1, 1997, ARVAL added a 401(k) savings plan.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued


(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosure about Fair value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

      Fair value information related to financial instruments is as follows:


                                                          DECEMBER 31, 1996
                                                   -------------------------------
                     FINANCIAL INSTRUMENT           BOOK VALUE        FAIR VALUE
                     --------------------          -----------        ------------
                                                          (in thousands)
             Cash                                   $  370                 370

             Notes Payable                           6,562               5,941
                                                    ======               =====



      CASH

      The carrying amount for cash approximates fair value because these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

      NOTES PAYABLE

      For notes payable with variable interest rates, fair value is the amount reported a payable in the financial statements. For notes payable with fixed rates on interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms.

(8)   CANCELATION OF INDEBTEDNESS
      On March 31, 1995, ARVAL, the Managing General Partner of the Partnership, decided to cancel indebtedness owed to it by the Partnership in the amount of $453,000. This indebtedness related to accrued Partnership management fees accumulated in prior years. As discussed at note 3, the Partnership agreement provides that the payment of a Partnership management fee is subordinate to a quarterly noncumulating distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of capital contributions allocated to each property. ARVAL canceled the indebtedness as collection appeared unlikely. Such cancelation of indebtedness was treated as a capital contribution by the Managing General Partner for financial reporting purposes.

                                  Schedule III
                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)


       Real Estate and Related Accumulated Depreciation and Amortization
                               December 31, 1996
                                 (In thousands)

                                          Initial cost                                           Gross amount
                                --------------------------------      Costs        -------------------------------------------
                                       Buildings      Leasehold    capitalized            Buildings      Leasehold
                                          and       property and  subsequent to              and       property and
  Description     Encumbrances  Land  Improvements  Improvements   acquisition     Land  Improvements  Improvements   Total(1)
---------------   ------------  ----  ------------  ------------  -------------    ----  ------------  ------------   --------
Covina Villa         $  --        --      1,850           --            502          --      2,352          --          2,352
Retirement Inns:
   Burlingame           --        --        --            938           517          --        --         1,290         1,290
   Campbell             --        --        --            814           415          --        --           258           258
   Daly City            --        500     1,178           --            525          500     1,705          --          2,205
   Fremont              --        --        --            567           407          --        --           852           852
   Fullerton            323       500       982           --            623          500     1,604          --          2,104
   Willow Glen          --        --        --          1,011           449          --        --         1,297         1,297
   Sunnyvale            --        --        --          1,431         1,024          --        --         2,197         2,197
   Valley View        2,750     1,000     4,018           --          1,068        1,000     5,086          --          6,086
Montego Heights       3,359       900     7,800           --          1,429          903     9,226          --         10,129
                     ------     -----    ------         -----         -----        -----    ------        -----        ------
                     $6,432     2,900    15,828         4,761         6,959        2,903    19,973        5,894        28,770
                     ======     =====    ======         =====         =====        =====    ======        =====        ======

                                                                  Depreciable
                          Accumulated            Date of             lives
    Description           depreciation         acquisition          (years)
--------------------      ------------         -----------        -----------
Covina Villa                    692               10/88               35
Retirement Inns:
   Burlingame                 1,183                4/89                8.5(2)
   Campbell                     243                4/89                6.3(2)
   Daly City                    523                4/89               35
   Fremont                      840                4/89                7.8(2)
   Fullerton                    436                4/89               35
   Willow Glen                1,153                4/89                8.7(2)
   Sunnyvale                  2,127                4/89                7.0(2)
   Valley View                1,343                4/89               35
Montego Heights               2,255               11/89               35
                             ------
                             10,795
                             ======

Following is a summary of investment in properties for the years ended December 31, 1996, 1995 and 1994:

                                               1996                1995                1994
                                           --------               ------             ------
Balance at beginning of year               $  30,077              29,798             29,661
Improvements                                     371                 279                137
Disposals                                     (1,678)                --                  --
                                           ---------              ------             ------
Balance at end of year                     $  28,770              30,077             29,798
                                           =========              ======             ======


Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1996, 1995 and 1994:

                                              1996                 1995                1994
                                           --------               ------             ------
Balance at beginning of year               $  11,170               9,461              7,724
Additions charged to expense                    (375)              1,709              1,737
                                           ---------              ------             ------
Balance at end of year                     $  10,795              11,170              9,461
                                           =========              ======             ======


(1) Aggregate cost for Federal income tax purposes is $30.1 million December 31, 1996.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.