Form 10-Q
period 1997-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1997-05-21
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   ----------
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                         COMMISSION FILE NUMBER: 0-26468

                           AMERICAN RETIREMENT VILLAS
                                  PROPERTIES II
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                   ----------


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

                          ASSETS                             MARCH 31, 1997    DEC. 31, 1996
                                                             ---------------- ----------------
                                                              (UNAUDITED)         (AUDITED)
                                                            (In thousands except unit data)
Properties, at cost:
   Land                                                          $ 2,903           2,903
   Buildings and improvements, less accumulated
     depreciation of $5,393 in 1997 and $5,250 in 1996            14,614          14,723
   Leasehold property and improvements, less accumulated
     depreciation of $4,208 in 1997 and $5,545 in 1996               336             349
   Furniture, fixtures and equipment, less accumulated
     depreciation of $879 in 1997 and $888 in 1996                   994             940
                                                                 -------         -------

         Net properties                                           18,847          18,915

Cash                                                                 691             370
Other assets, including impound accounts of $815 in 1997
   and $672 in 1996                                                1,536           1,516
                                                                 -------         -------

                                                                 $21,074          20,801
                                                                 =======         =======


            LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                    $ 6,520           6,562
Accounts payable and accrued expenses                              1,102           1,063
Amounts payable to affiliate                                         374             189
Distributions payable to Partners                                     46             742
                                                                 -------         -------

         Total liabilities                                         8,042           8,556
                                                                 -------         -------

Partners' capital
   General partners' capital                                         276             270
   Limited partners' capital, 35,020 limited partnership
     units authorized, issued and outstanding                     12,756          11,975
                                                                 -------         -------

         Total partners' capital                                  13,032          12,245


                                                                 $21,074          20,801
                                                                 =======         =======

                    American Retirement Villas Properties II
                       (a California limited partnership)
                              Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)

                                                 FOR THE THREE MONTHS ENDED
                                              --------------------------------
                                              MARCH 31, 1997    MARCH 31, 1996
                                              --------------------------------
Revenues:
   Rent                                            $3,928          3,696
   Assisted living                                    745            555
   Interest                                             3              4
   Other                                               95             48
                                                   ------         ------

         Total revenues                             4,771          4,303
                                                   ------         ------

Costs and expenses:
   Rental property operations                       2,233          2,182
   Assisted living (all related to                    294            240
     affiliates)
   General and administrative)                        513            466
   Facilities rent                                    294            293
   Depreciation and amortization                      349            478
   Property taxes                                     129             99
   Advertising                                         33             31
   Interest                                           131            148
                                                   ------         ------

         Total costs and expenses                   3,976          3,937
                                                   ------         ------

         Net income (loss)                         $  795            366
                                                   ======         ======

Net income (loss) per limited partner unit         $22.47          10.34
                                                   ======         ======

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                              FOR THE THREE MONTHS ENDED MARCH  31,
                                                              -------------------------------------
                                                                        1997            1996
                                                                       ------          ------
Cash flows from operating activities:
  Net income .................................................            795             366
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..........................            349             478
      Change in assets and liabilities:
          Decrease in loan fees ..............................              0               1

          (Increase) in other assets .........................            (20)           (114)
          Increase in accounts payable and accrued expenses ..             39             111

          Increase in amounts payable to affiliates ..........            185              10
                                                                       ------          ------
              Net cash provided by operating activities ......          1,348             852
                                                                       ------          ------


Cash flows used in investing activities
    Capital expenditures .....................................           (281)            (67)
                                                                       ------          ------
             Net cash used in investing activities ...........           (281)            (67)
                                                                       ------          ------


Cash flows from financing activities:
  Borrowings on line of credit ...............................              0             400
  Principal repayments on line of credit .....................              0            (725)
  Principal repayments on notes payable ......................            (41)            (39)
  Distributions paid .........................................           (705)           (589)
                                                                       ------          ------
              Net cash used by financing activities ..........           (746)           (953)
                                                                       ------          ------


Net increase (decrease) in cash ..............................            321            (168)
Cash at beginning of period ..................................            370             489
                                                                       ------          ------
Cash at end of period ........................................            691             321
                                                                       ======          ======

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature.

CARRYING VALUE OF REAL ESTATE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

LOAN FEES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

RENTAL INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

INCOME TAXES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

NET INCOME PER LIMITED PARTNER UNIT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

CASH

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

RECLASSIFICATIONS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference, and is supplemented as follows. For the three months ended March 31, 1997, property management fees and partnership administration fees of $239,000 and $116,000 respectively, were paid or accrued to the Managing General Partner.

(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY

Currently, the Partnership has approximately $319,000 of debt maturing within the next six months. It is the Managing General Partner's intention to extend the maturity of this debt. The lender has committed to extend the maturity of the note for a period of five years. Currently, the extension is being documented. To the extent such an extension is received, the General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. In the event the Managing General Partner is unsuccessful in extending these obligations, the Partnership's ability to provide distributions to the Partners over the near term could be temporarily impaired as operating funds would be required for the retirement of debt. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended March 31, 1997, cash provided by operating activities was $1.3 million compared to cash provided by operating activities of $852,000 for the three months ended March 31, 1996.

During three months ended March 31, 1997, the Partnership used net cash in investing activities of $281,000 compared to $67,000 for the three months ended March 31, 1996. The Partnership's investing activities consisted of capital improvements made to its ten facilities.

During the three months ended March 31, 1997, the Partnership used net cash in financing activities of $746,000 compared to $953,000 for the three months ended March 31, 1996. The Partnership's financing activities consisted of net repayments under its line of credit, principal reduction on notes payable and distributions paid to the Partners.

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

The other facilities operated by the Partnership, pursuant to long-term operating leases, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods beginning January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine its rights under those leases as well.

Increases in rent for the facilities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenue or income from the operations of the facilities. The Managing General Partner believes that if expenses increase as a result of inflation, the subsequent increases in operating expenses will most likely be able to be passed on to the residents of the facilities by way of higher rental and assisted living rates. The Partnership had long term debt of $6.2 million as of March 31, 1997. Of this amount, $319,000 was due May 10, 1997 but repayment was extended to June 1997 and a further extension for a period five years, as discussed above, is expected. The balance of the Partnership's debt is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through August 2018.

(2) CAPITAL RESOURCES

The Managing General Partner contemplates incurring approximately $1.4 million for physical improvements and normal recurring preventative maintenance at its ten facilities during 1997. Of this amount, approximately $250,000 has been expended as of March 31, 1997. Funds for these improvements should be available from operations.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Partnership's capital resources. There is no expected change in the mix of such resources.

(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996.

Revenue for the three month periods ended March 31, 1997 and 1996 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenue for the three months ended March 31, 1997 was $4.8 million representing an increase of approximately 11% over revenues of $4.3 million for the three months ended March 31, 1996.

The largest component of revenue, rental income, increased approximately 6% for the three months ended March 31, 1997 from the comparable period in the prior year. Meanwhile, assisted living revenue increased approximately 34% to $745,000 for the three months ended March 31, 1997 from $555,000 for the three months ended March 31, 1996. The increase in assisted living revenue was primarily the result of an aggressive marketing campaign for assisted living services and more residents using the services.

Interest income decreased slightly to $3,000 for the three months ended March 31, 1997 from $4,000 for the same period one year ago.

Other revenue increased approximately 98% from $48,000 for the three months ended March 31, 1996 to $95,000 for the three months ended March 31, 1997, primarily due to recognition of forfeited security deposits as income during the period.

Sources of revenue for the three months ended March 31, 1997 and March 31, 1996 are summarized as follows:

                        THREE MONTHS ENDED MARCH 31,
                        ----------------------------
                             ( In thousands)
                            1997           1996
                           ------         ------
Rent                       $3,928         $3,696
Assisted Living               745            555
Interest                        3              4
Other                          95             48
                           ------         ------
     Total Revenue         $4,771         $4,303
                           ------         ------

Total costs and expenses for the three months ended March 31, 1997 were $4.0 million, a 1% increase compared to costs and expenses of $3.9 million for the three months ended March 31, 1996.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased approximately 2% to $2.2 million for the three months ended March 31, 1997 from $2.2 million for the three months ended March 31, 1996. This increase is due mainly to increases in payroll, maintenance and repair expenses and other miscellaneous supplies.

Assisted living expenses consist primarily of the related payroll expense. This expense increased approximately 23% to $294,000 for the three months ended March 31, 1997 from $240,000 for the three months ended March 31, 1996. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased by over 10% to $513,000 for the three months ended March 31, 1997 from $466,000 for the three months ended March 31, 1996. The increase in general and administrative expenses was primarily due to legal expenses incurred as a result of the ongoing litigation regarding the leases of the Retirement Inn of Campbell and the Retirement Inn of Sunnyvale.

Depreciation and amortization expense decreased by 27% from $478,000 for the three months ended March 31, 1996 to $349,000 for the three months ended March 31, 1997. The primary reasons for this decrease is the full amortization of assets associated with the expiration of the initial lease term of two of the facility operating leases, the extension of the lease terms on the six leased properties which concurrently led to a decrease in depreciation expense and the change in accounting estimate which adjusted the depreciable life of the building from 27.5 years to 35 years.

Interest expense decreased over 11% to $131,000 for the three months ended March 31, 1997 compared with $148,000 for the three months ended March 31, 1996. The decrease is primarily the result of the elimination of borrowings under the Partnership's line of credit.

Selected costs and expenses for the three months ended March 31, 1997 and March 31, 1996 are summarized as follows:

                                       THREE MONTHS ENDED
                                   ------------------------------
                                   MARCH 31, 1997  MARCH 31, 1996
                                   --------------  --------------
                                          (In thousands)
Rental Property Operations            $2,233         $2,182
Assisted Living                          294            240
General and Administrative               513            466
Depreciation and amortization            349            478
Property Taxes                           129             99
Interest                                 131            148

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 27, 1996, the Partnership filed actions seeking declaratory judgments against the landlords of the Retirement Inn of Campbell (Campbell) and the Retirement Inn of Sunnyvale (Sunnyvale). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

Two other facilities leased by the Partnership, the Retirement Inn of Fremont (Fremont) and the Retirement Inn at Burlingame (Burlingame) are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and beginning August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

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

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

        By: ARV Assisted Living, Inc.
            a California Corporation
            (General Partner)

            By:  /s/ Gary L. Davidson
               -------------------------------
                 Gary L. Davidson
                 Chairman of the Board

                 Date:   May 21, 1997

            By:  /s/ Graham P. Espley-Jones
               -------------------------------
                 Graham P. Espley-Jones
                 Chief Financial Officer

                 Date:May 21, 1997