Form 10-Q
period 1997-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1997-08-11
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   ----------
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                                 Balance Sheets

                                     ASSETS


                                                                            JUNE 30, 1997   DEC. 31, 1996
                                                                               -------         ------
                                                                             (UNAUDITED)      (AUDITED)
                                                                          (In thousands except unit data)
Properties, at cost:
    Land                                                                       $ 2,903          2,903
    Buildings and improvements, less accumulated depreciation of
      $5,537 in 1997 and $5,250 in 1996                                         14,497         14,723
    Leasehold property and improvements, less accumulated depreciation
      of $4,217 in 1997 and $5,545 in 1996                                         375            349
    Furniture, fixtures and equipment, less accumulated depreciation
      of $925 in 1997 and $888 in 1996                                             978            940
                                                                               -------         ------

           Net properties                                                       18,753         18,915

Cash                                                                             1,211            370
Other assets                                                                     1,578          1,516
                                                                               -------         ------

                                                                               $21,542         20,801
                                                                               =======         ======


                   LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                  $ 6,478          6,562
Accounts payable and accrued expenses                                              882          1,063
Amounts payable to affiliate                                                       479            189
Distributions payable to Partners                                                1,013            742
                                                                               -------         ------

           Total liabilities                                                     8,852          8,556
                                                                               -------         ------

Partners' capital
    General partners' capital                                                      275            270
    Limited partners' capital, 35,020 units outstanding                         12,415         11,975
                                                                               -------         ------

           Total partners' capital                                              12,690         12,245


                                                                               $21,542         20,801
                                                                               =======         ======

                    American Retirement Villas Properties II
                       (a California limited partnership)
                              Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)


                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          ---------------------------    -------------------------
                                             1997           1996           1997           1996
                                             ----           ----           ----           ----
REVENUE:
Rent ..................................      3,908          3,733          7,767          7,429
Assisted living .......................        751            617          1,496          1,172
Interest ..............................          4              3              7              7
Other .................................         81             52            246            101
                                            ------          -----         ------         ------
         Total revenue ................      4,744          4,405          9,516          8,709
                                            ------          -----         ------         ------

COSTS AND EXPENSES:
Rental property operations ............      2,458          2,372          4,885          4,769
Assisted living .......................        306            240            600            480
General and administrative ............        318            635            637            886
Facilities rent .......................        291            294            584            587
Depreciation and amortization .........        253            412            602            891
Property taxes ........................        123            139            253            238
Advertising ...........................         33             15             66             46
Interest ..............................        155            145            287            293
                                            ------          -----         ------         ------
         Total costs and expenses .....      3,937          4,252          7,914          8,190
                                            ------          -----         ------         ------


         Net income ...................        807            153          1,602            519
                                            ======          =====         ======         ======

Net income per limited partner unit ...     $22.81          $4.33         $45.29         $14.67
                                            ======          =====         ======         ======

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                         FOR THE SIX MONTHS ENDED JUNE 3O,
                                                                         ---------------------------------
                                                                              1997              1996
                                                                              ----              ----
Cash flows from operating activities:
  Net income ......................................................            1,602           $   519
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...............................              602               891
      Change in assets and liabilities:
         Increase in other assets .................................              (61)              (10)
         Increase (decrease) in accounts payable & accrued expenses             (181)               76
         Increase (decrease) in amounts payable to affiliates .....              290               (11)
                                                                             -------           -------
              Net cash provided by operating activities ...........            2,252             1,465
                                                                             -------           -------

Cash flows used in investing activities
  Capital expenditures ............................................             (440)             (198)
                                                                             -------           -------
             Net cash used in investing activities ................             (440)             (198)
                                                                             -------           -------

Cash flows from financing activities:
  Borrowings on line of credit ....................................               --               660
  Principal repayments on line of credit ..........................               --              (900)
  Principal repayments on notes payable ...........................              (84)              (79)
  Distributions paid ..............................................             (887)           (1,141)
                                                                             -------           -------
              Net cash used by financing activities ...............             (971)           (1,460)
                                                                             -------           -------

Net increase (decrease) in cash ...................................              841              (193)
Cash at beginning of period .......................................              370               489
                                                                             -------           -------
Cash at end of period .............................................          $ 1,211           $   296
                                                                             =======           =======

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                             (Unaudited) (Continued)

                                  June 30, 1997

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

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference, and is supplemented as follows. For the three months ended June 30, 1997, property management fees and partnership administration fees of $237,000 and $112,000 respectively, were paid or accrued to the Managing General Partner.

(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996.

Revenue for the three month periods ended June 30, 1997 and 1996 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenue for the three months ended June 30, 1997 was $4.7 million representing an increase of approximately 8% over revenue of $4.4 million for the three months ended June 30, 1996.

The largest component of revenue, rental income, increased approximately 5% to $3.9 million for the three months ended June 30, 1997 from $3.7 million for the three months ended June 30, 1996. The increase in rental income is attributable to both higher rent rates as well as increased occupancy. Meanwhile, assisted living revenue increased approximately 22% to $751,000 for the three months ended June 30, 1997 from $617,000 for the three months ended June 30, 1996. The increase in assisted living revenue was primarily the result of an aggressive marketing campaign for assisted living services and more residents using the services.

Interest income increased slightly to $4,000 for the three months ended June 30, 1997 from $3,000 for the same period in the prior year.

Other revenue increased approximately 56% from $52,000 for the three months ended June 30, 1996 to $81,000 for the three months ended June 30, 1997, primarily due to increased processing fees.

Sources of revenue for the three months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                        (In thousands)
                                                   1997                1996
                                                   ----                ----
    Rent                                          $3,908              $3,733
    Assisted Living                                  751                 617
    Interest                                           4                   3
    Other                                             81                  52
                                                  ------              ------
         Total Revenue                            $4,744              $4,405
                                                  ======              ======

Total costs and expenses for the three months ended June 30, 1997 were $3.9 million, a 7% decrease compared to costs and expenses of $4.3 million for the three months ended June 30, 1996.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased approximately 4% to $2.5 million for the three months ended June 30, 1997 from $2.4 million for the three months ended June 30, 1996. This increase is due mainly to increases in payroll, maintenance and repair expenses and other miscellaneous supplies.

Assisted living expenses consist primarily of the related payroll expense. This expense increased approximately 28% to $306,000 for the three months ended March 31, 1997 from $240,000 for the three months ended June 30, 1996. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses decreased almost 50% to $318,000 for the three months ended June 30, 1997 from $635,000 for the three months ended June 30, 1996. The decrease in general and administrative expenses was primarily due to the one time charge in 1996 of $389,000 for costs related to preparing to solicit the consent of the Partnership's Unitholders with respect to an anticipated sale of four fee properties owned by the Partnership to a healthcare real investment trust.

Depreciation and amortization expense decreased by 39% from $412,000 for the three months ended June 30, 1996 to $253,000 for the three months ended June 30, 1997. The primary reason for this decrease is the full amortization of assets associated with the expiration of the initial lease term of two of the facility operating leases.

Interest expense increased approximately 7% to $155,000 for the three months ended June 30, 1997 compared with $145,000 for the three months ended June 30, 1996 due to adjustments made on amortization schedules of four notes payable related to facility vehicles.

Selected costs and expenses for the three months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                JUNE 30, 1997     JUNE 30, 1996
                                                -------------     -------------
                                                        (In thousands)
    Rental Property Operations                     $2,458            $2,372
    Assisted Living                                   306               240
    General and Administrative                        318               635
    Depreciation and amortization                     253               412
    Property Taxes                                    123               139
    Interest                                          155               145


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996.

Revenue for the six months ended June 30, 1997 and 1996 includes rental income, assisted living revenue from all ten facilities, interest income and other revenue. Total revenue for the six months ended June 30, 1997 was $9.5 million , an increase of 9% over revenue of $8.7 million for the six months ended June 30, 1996.

The largest component of revenue, rent, increased approximately 5% to $7.8 million for the six months ended June 30, 1997 from $7.4 million for the six months ended June 30, 1996 due to both increased occupancy and higher rental rates.

Revenue from assisted living increased over 27% to $1.5 million for the six months ended June 30, 1997 from $1.2 million for the six month period ended June 30, 1996. The increase in assisted living revenue was due to an aggressive marketing campaign of the assisted living services and the resulting increase in the number of residents using the services.

Interest income remained flat at $7,000 for both periods while other income increased to $246,000 for the six months ended June 30, 1997 from $101,000 for the six month period ended June 30, 1996. Interest income results from interest earned on cash deposits. The increase in other income is primarily the result of higher processing fees and forfeited security deposits recognized as income.

Sources of revenue for the six months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                            SIX MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1997      JUNE 30, 1996
                                             -------------      -------------
    Rent                                        $7,767             $7,429
    Assisted Living                              1,496              1,172
    Interest and Other Income                      253                108
                                                ------             ------
    TOTAL REVENUE                               $9,516             $8,709
                                                ======             ======

Total costs and expenses for the six months ended June 30, 1997 were $7.9 million, a decrease of 3% over costs and expenses of $8.2 million for the six months ended June 30, 1996.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased slightly by 2% to $4.9 million for the six months ended June 30, 1997 from $4.8 million for the six months ended June 30, 1996. The increase in rental property operating expenses is due to higher payroll and property management expenses as a result of increased revenue.

Assisted living expenses consist mainly of the related payroll expense. Assisted living expenses increased approximately 25% to $600,000 for the six months ended June 30, 1997 from $480,000 for the six months ended June 30, 1996. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased approximately 28% to $637,000 for the six months ended June 30, 1997 from $886,000 for the six months ended June 30, 1996. The decrease was due primarily to a one time charge in 1996 of $389,000 for costs related to preparing to solicit the consent of the Partnership's Unitholders with respect to an anticipated sale of the Partnership's four fee properties to a health care real estate investment trust.

Depreciation and amortization expense decreased over 32% to $602,000 for the six months ended June 30, 1997 from $891,000 for the six months ended June 30, 1996. Depreciation and amortization expense decreased due to a reduction in amortization expense for those assets associated with the Campbell and Sunnyvale leases whose terms have expired and the assets have been fully amortized.

Interest expense decreased by 2% to $287,000 for the six months ended June 30, 1997 from $293,000 for the six months ended June 30, 1996, as a result of reduced outstanding principal on loans.

Selected costs and expenses for the six months ended June 30, 1997 and June 30, 1996 are as follows:

                                             SIX MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30, 1997     JUNE 30, 1996
                                              -------------     -------------
    Rental Property Operations                   $4,885            $4,769
    Assisted Living                                 600               480
    General & Administrative                        637               886
    Depreciation & Amortization                     602               891
    Property Taxes                                  253               238
    Interest                                        287               293

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Partnership has approximately $315,000 of debt maturing within the next six months. It is the Managing General Partner's intention to extend the maturity of this debt. The lender has committed to extend the maturity of the note for a period of five years. Currently, the extension is being documented. To the extent such an extension is received, the General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt, and provide distributions to the Partners. In the event the Managing General Partner is unsuccessful in extending these obligations, the Partnership's ability to provide distributions to the Partners over the near term could be temporarily impaired as operating funds would be required for the retirement of debt. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended June 30, 1997, cash provided by operating activities was $2.3 million compared to cash provided by operating activities of $1.5 million for the three months ended June 30, 1996.

During three months ended June 30, 1997, the Partnership used net cash in investing activities of $440,000 compared to $198,000 for the three months ended June 30, 1996. The Partnership's investing activities consisted of capital improvements made to its ten facilities.

During the three months ended June 30, 1997, the Partnership used net cash in financing activities of $971,000 compared to $1.5 million for the three months ended June 30, 1996. The Partnership's financing activities consisted of net repayments under its line of credit, principal reduction on notes payable and distributions paid to the Partners.

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

Increases in rent for the facilities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenue or income from the operations of the facilities. The Managing General Partner believes that if expenses increase as a result of inflation, the subsequent increases in operating expenses will most likely be able to be passed on to the residents of the facilities by way of higher rental and assisted living rates. The Partnership had long term debt of $6.5 million as of June 30, 1997. Of this amount, $315,000 is due September 10, 1997 and a further extension for a period five years, as discussed above, is expected. The balance of the Partnership's debt is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through August 2018.

The Managing General Partner contemplates incurring approximately $1.4 million for physical improvements and normal recurring preventative maintenance at its ten facilities during 1997. Of this amount, approximately $450,000 has been expended as of June 30, 1997. Funds for these improvements should be available from operations.

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

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

         By:   ARV Assisted Living, Inc.
               a California Corporation
               (General Partner)

               By:  /s/ GARY L. DAVIDSON
                    -----------------------------------
                    Gary L. Davidson
                    Chairman of the Board

                    Date: August 11, 1997

               By:  /s/ GRAHAM P. ESPLEY-JONES
                    -----------------------------------
                    Graham P. Espley-Jones
                    Chief Financial Officer

                    Date: August 11, 1997