Form 10-Q
period 1997-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1997-11-14
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                         COMMISSION FILE NUMBER: 0-26468

                           AMERICAN RETIREMENT VILLAS
                                  PROPERTIES II
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------



          CALIFORNIA                                       33-0278155
-------------------------------                        -------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      245 FISCHER AVENUE, D-1
           COSTA MESA, CA                                     92626
---------------------------------------                     ----------
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

                                 Balance Sheets
                         (In thousands except unit data)



                                                                                  Sept 30,            Dec. 31,
                                                                                   1997                 1996
                                                                                 -----------          --------
                                                                                 (UNAUDITED)
                                 ASSETS
    Properties, at cost:
      Land                                                                        $  2,903            $  2,903
      Buildings and improvements, less accumulated depreciation of
        $5,681 at September 30, 1997 and $5,250 at December 31, 1996                14,467              14,723
      Leasehold property and improvements, less accumulated
        depreciation of $4,228 at September 30, 1997 and $5,545 at
      December 31, 1996                                                                389                 349
      Furniture, fixtures and equipment, less accumulated depreciation
        of $912 at September 30, 1997 and $888 at December 31, 1996                    978                 940
                                                                                   -------            --------
              Net properties                                                        18,737              18,915

    Cash                                                                               901                 370
    Other assets                                                                     1,678               1,516
                                                                                   -------            --------

                                                                                   $21,316            $ 20,801
                                                                                   =======            ========


                   LIABILITIES AND PARTNERS' CAPITAL

    Notes payable                                                                  $ 6,435            $  6,562
    Accounts payable and accrued expenses                                              850               1,063
    Amounts payable to affiliate                                                       554                 189
    Distributions payable to Partners                                                   38                 742
                                                                                   -------            --------
              Total liabilities                                                      7,877               8,556

    Partners' capital
      General partners' capital                                                        282                 270
      Limited partners' capital, 35,020 units outstanding                           13,157              11,975
                                                                                   -------            --------
              Total partners' capital                                               13,439              12,245
                                                                                   -------            --------

                                                                                   $21,316            $ 20,801
                                                                                   =======            ========



         See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)

                              Statements of Income
                                   (unaudited)
                      (In thousands, except per unit data)



                                            THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------                 -------------------------------
                                              1997                    1996                     1997                    1996
                                            --------                --------                 -------                 --------
REVENUE:
Rent.....................................     $3,904                 $3,826                  $11,671                  $11,255
Assisted living..........................        775                    650                    2,271                    1,822
Interest and other.......................         62                     59                      315                      167
                                              ------                 ------                  -------                  -------
         Total revenue...................      4,741                  4,535                   14,257                   13,244
                                              ------                 ------                  -------                  -------

COSTS AND EXPENSES:
Rental property operations...............      2,488                  2,431                    7,438                    7,330
Assisted living..........................        308                    259                      908                      740
General and administrative...............        360                    265                      933                    1,021
Facilities rent..........................        296                    294                      880                      881
Depreciation and amortization............        256                    371                      858                    1,262
Property taxes...........................        108                    114                      361                      352
Advertising..............................         37                     17                      103                       62
Interest.................................        138                    143                      424                      437
                                              ------                 ------                 --------                  -------
         Total costs and expenses........      3,991                  3,894                   11,905                   12,085
                                              ------                 ------                 --------                  -------

         Net income......................     $  750                 $  641                 $  2,352                  $ 1,159
                                              ======                 ======                 ========                  =======

Net income per limited partner unit......     $21.20                 $18.15                 $  66.49                  $ 32.78
                                              ======                 ======                 ========                  =======



         See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)

                            Statements of Cash Flows
                                  (unaudited)
                                 (In thousands)



                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                                1997                      1996
                                                                              --------                  --------
Cash flows from operating activities:
  Net income............................................................      $  2,352                  $  1,159
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.....................................           858                     1,262
      Change in assets and liabilities:
         Increase in other assets.......................................          (162)                      (49)
         Increase (decrease) in accounts payable and accrued expenses...          (213)                       99
         Increase (decrease) in amounts payable to affiliates...........           365                       (44)
                                                                              --------                  --------
              Net cash provided by operating activities.................         3,200                     2,427
                                                                              --------                  --------

Cash flows used in investing activities:
    Capital expenditures................................................          (680)                     (394)
                                                                              --------                  --------
             Net cash used in investing activities......................          (680)                     (394)
                                                                              --------                  --------

Cash flows from financing activities:
  Borrowings on line of credit..........................................            --                       810
  Principal repayments on line of credit................................            --                    (1,160)
  Principal repayments on notes payable.................................          (127)                     (120)
  Distributions paid....................................................        (1,862)                   (1,561)
                                                                              --------                  --------
              Net cash used by financing activities.....................        (1,989)                   (2,031)
                                                                              --------                  --------


Net increase in cash....................................................           531                         2
Cash at beginning of period.............................................           370                       489
                                                                              --------                  --------
Cash at end of period...................................................      $    901                  $    491
                                                                              ========                  ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest............................      $    424                  $    437
                                                                              ========                  ========



         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                               SEPTEMBER 30, 1997

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

Pursuant to Regulation S-X Rule 10-1(5), American Retirement Villas Properties II, L.P.'s ( the "Partnership") significant accounting policies are described in the Partnership's December 31, 1996 Form 10-K filed with the Securities and Exchange Commission. The Partnership follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with such financial statements.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, the Partnership's Managing General Partner, providing for a property management fee of 5 percent of gross revenues and a partnership management fee of 10 percent of cash flow before distribution, as defined in the Partnership Agreement. Property management fees and partnership administration fees were $237,000 and $109,000 for the three months ended September 30, 1997, respectively, and $662,000 and $309,000 for the nine month ended September 30, 1997, respectively.

(3) COMMITMENTS AND CONTINGENCIES

Litigation

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

Two other facilities leased by the Partnership, the Retirement Inn of Fremont (Fremont) and the Retirement Inn at Burlingame (Burlingame) are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue increased $206,000 and $1,013,000 for the three month and nine month periods ended September 30, 1997, respectively, compared with the corresponding periods of 1996. The increase resulted primarily from higher occupancy rates, higher average rental rate per resident and additional residents using assisted living services during 1997.

Costs and Expenses

Total costs and expenses includes rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), facilities rent, depreciation and amortization, property taxes, advertising and interest. Costs and expenses increased $97,000 and decreased $180,000 for the three month and nine month periods ended September 30, 1997, respectively, compared with the corresponding periods of 1996.

For the three month period ended September 30, 1997, rental property operations and assisted living expenses increased due to higher occupancy and additional residents using the assisted living services. General and administrative expenses increased primarily due to legal service associated with the litigation against landlords of two communities. Depreciation and amortization expenses decreased as a result of the full amortization of the leasehold assets associated with the expiration of the initial lease term of four communities operating leases.

For the nine month period ended September 30, 1997, rental property operations and assisted living expenses increased as a result of higher occupancy and additional residents using the assisted living services. General and administrative expenses decreased in 1997 as a one time charge of $389,000 was recognized in 1996 for costs related to soliciting the Partnership's unit holders with respect to the anticipated sale of certain properties to a health care real estate investment trust. This was partially offset by increased legal service in 1997 associated with the litigation against landlords of two communities. Depreciation and amortization expenses decreased in 1997 as a result of the full amortization of the leasehold assets at two communities whose operating leases expired in 1997.

Liquidity and Capital Resources

Currently, the Partnership has approximately $315,000 of debt maturing within the next three months. It is the Managing General Partner's intention to extend the maturity of this debt. The lender has committed to extend the maturity of the note for a period of five years. The extension is currently being documented. To the extent such an extension is received, the General Partners expect that the cash generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt, and provide distributions to the Partners. In the event the Managing General Partner is unsuccessful in extending these obligations, the Partnership's ability to provide distributions to the Partners over the near term could be temporarily impaired as operating funds would be required for the retirement of debt. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1997, cash provided by operating activities increased to $3.2 million compared to $2.4 million for the corresponding period in 1996.

During nine months ended September 30, 1997, the Partnership's net cash used in investing activities increased to $680,000 compared to $394,000 for the corresponding period in 1996. The Partnership's investing activities consisted of capital improvements made to its ten communities.

During the nine months ended September 30, 1997 and 1996, the Partnership's net cash used in financing activities was $2.0 million. The Partnership's financing activities consisted of net repayments under its line of credit, principal reduction on notes payable and distributions paid to the Partners.

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

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale facilities could increase significantly, which would reduce future distributions to unit holders. These rent increases would be retroactive to the commencement of the lease renewal periods.

The other facilities operated by the Partnership, pursuant to long-term operating leases, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods of January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine its rights under those leases as well.

Increases in rent for the facilities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenue or income from the operations of the facilities. The Managing General Partner believes that if expenses increase as a result of inflation, the subsequent increases in operating expenses will most likely be able to be passed on to the residents of the facilities by way of higher rental and assisted living rates. The Partnership had debt of $6.4 million at September 30, 1997. Of this amount, $315,000 is due December 10, 1997 and a five-year extension, as discussed above, is expected. The balance of the Partnership's debt is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through August 2018.

The Managing General Partner contemplates incurring approximately $1.4 million for physical improvements and normal recurring preventative maintenance at its ten facilities during 1997. Of this amount, approximately $680,000 has been expended as of September 30, 1997. Funds for these improvements should be available from operations.

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

                                 AMERICAN RETIREMENT VILLAS PROPERTIES II
                                 A CALIFORNIA LIMITED PARTNERSHIP

                                 By:   ARV Assisted Living, Inc.
                                       a California Corporation
                                       (General Partner)

                                       By:  /s/ John A. Booty
                                            ---------------------------
                                            John A. Booty
                                            President

                                            Date: November 14, 1997

                                       By:  /s/ Graham P. Espley-Jones
                                            ---------------------------
                                            Graham P. Espley-Jones
                                            Chief Financial Officer

                                            Date:  November 14, 1997

                                  EXHIBIT INDEX

  Exhibit      Description
  -------      -----------

    27         Financial Data Schedule