Form 10-K405
period 1997-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1998-03-31
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $34,995,000 as of March 24, 1998, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 35,020 Units outstanding.

                                TABLE OF CONTENTS

                    AMERICAN RETIREMENT VILLAS PROPERTIES II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1.  BUSINESS

         Overview
         The Assisted Living Market
         The Partnership's Assisted Living Services
         Factors Affecting Future Results Regarding Forward-looking Statements Competition
         Government Regulation
         Risks Common to the Partnership's Assisted Living Operations

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

American Retirement Villas Properties II ("ARVP II" or the "Partnership") operates ten assisted living communities in the state of California, five of which it owns and five of which it leases. These communities house and provide personal care and support services to its senior residents. The ten communities contain an aggregate of 941 units. For the twelve months ended December 31, 1997, ARVP II's communities had a total average occupancy of approximately 92% as compared to 93% for the twelve months ended December 31, 1996.

ARVP II was founded in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of assisted living communities. The general partners of ARVP II are ARV Assisted Living, Inc., ("ARVAL"), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, and Tony Rota (collectively known as the "General Partners").

On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price of $720 per unit. Prior to the tender offer ARVAL owned 110 units. At the close of the tender offer on June 21, 1996, holders of approximately 15,524 units tendered their units representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,164 units tendered their units representing approximately 6.2% of all units. During 1997, ARVAL acquired 525 additional limited partnership units at a net cash price of approximately $720 per unit. As of December 31, 1997, ARVAL owns 18,323 units or approximately 52.3% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

THE ASSISTED LIVING MARKET

Assisted Living. Assisted living can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

The Partnership believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of the Partnership's assisted living residents falling within the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term care alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. Other trends benefiting the Partnership include the increased financial net worth of the elderly population, the increase in the population of individuals living alone and the increasing number of women who work outside the home and are therefore less able to care for their elderly relatives. The Partnership believes that these trends will result in an increasing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population or 34 million people. That number is projected to grow to 20% of the total population or 69 million people by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 3.7 million and is projected to increase to 8.5 million by the year 2030.

The Partnership believes that growth in the assisted living industry is being driven by several factors. Advances in the medical and nutrition field have resulted in an increased life expectancy, resulting in larger numbers of elderly people. The increased number of women in the labor force has reduced the supply of caregivers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the caregivers of the non-institutionalized senior elderly. As a result of changing societal patterns, the population of individuals living alone has increased significantly since 1960. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also act to constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care which enables them to charge higher fees, thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

While Certificates of Need generally are not required for assisted living communities, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on assisted living facilities over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an assisted living community, provide an additional barrier of entry to the assisted living business.

Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating for discounted rates for hospital services and by monitoring and decreasing hospitalization. The Partnership anticipates that both HMOs and PPOs increasingly may direct patients away from the more expensive nursing care facilities into less expensive assisted living communities.

These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as assisted living communities to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the level of skilled nursing facility patients increases, the supply of nursing facility space will be filled by patients with higher acuity needs paying higher fees, which again will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lesser levels of care than generally can be expected for patients in skilled nursing facilities.

THE PARTNERSHIP'S ASSISTED LIVING SERVICES

The Partnership provides services and care which are designed to meet the individual needs of its residents. The services provided by the Partnership are designed to enhance both the physical and mental well-being of the senior elderly in each of its communities by promoting their independence and dignity in a home-like setting. The Partnership's assisted living program includes the following:

   Personalized Care Plan. A primary element of the Partnership's strategy is the concept of "personalized" care to meet each resident's specific needs. This concept of customizing services to meet the needs of the residents begins with the resident admissions process, where the community's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a plan for the resident's care. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

   Basic Service and Care Package. The basic service and care package at the Partnership's assisted living communities generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities and transportation in the Partnership's van or minibus. Other care services can be provided under the basic package based upon the individual's personalized health care plan.

   Additional Services. The Partnership has designed its additional assisted living service program which is available to residents on a personalized basis.

      Level One:   Assistance to residents in the self-administration of
                   medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

      Level Two:   In addition to the services provided under Level One,
                   assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the community.

      Level Three: All of the services provided under Level One and Level Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who need help with incontinence.

In addition to the above levels, the Partnership provides other levels of assistance to its residents in order to meet their individual needs.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Partnership's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Partnership has made forward-looking statements in this report concerning, among other things the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the Partnership. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

COMPETITION

The health care industry is highly competitive and the Partnership expects that the assisted living business in particular will become more competitive in the future. The Partnership continues to face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum from skilled nursing facilities and acute care hospitals to companies providing home based health care, and even family members. In addition, the Partnership expects that as assisted living receives increased attention among the public and insurance companies, competition from current and new market entrants, including companies focused on assisted living as well as hospitality companies expanding into the market, will increase. Some of the Partnership's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those available to the Partnership.

GOVERNMENT REGULATION

Assisted Living. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While specific assisted living regulation has not yet enacted, the Partnership is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have proposed in the past, and may propose in the future, health care reforms that could impose additional regulations on the Partnership or limit the amounts that the Partnership may charge for its services. The Partnership cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, nursing facility or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Partnership.

SSI Payments. A portion of the Partnership's revenue (currently, approximately 6% of the Partnership's assisted living revenue) is derived from residents who are recipients of Supplemental Security Income ("SSI") payments. Revenue derived from these residents is generally lower than that received from the Partnership's other residents and could be subject to payment delay. There can be no assurance that the Partnership's proportionate percentage of revenue received from SSI receipts will not increase, or that the amounts paid under SSI programs will not be further limited.

RISKS COMMON TO THE PARTNERSHIP'S ASSISTED LIVING OPERATIONS

Staffing and Labor Costs. Personnel at each of the Partnership's ten communities are employees of ARVAL. As of December 31, 1997, approximately 335 people were employed at the ten communities. The Partnership competes with other providers of assisted living and senior housing with respect to attracting and retaining qualified personnel. The Partnership also is dependent upon the available labor pool of employees. A shortage of qualified personnel may require ARVAL to enhance its wage and benefits package in order to compete. In addition, many health care workers in the nursing home industry are unionized. While there are currently no unionized employees at any of the Partnership's communities, any unionization or threat of unionization of workers in the assisted living industry or at the Partnership's communities could increase the Partnership's labor costs. No assurance can be given that the Partnership's labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in revenues.

Obtaining Residents and Maintaining Rental Rates. As of December 31, 1997, the assisted living community's owned or leased by the Partnership had a combined occupancy rate of 87%. Occupancy may drop due to changes in the health of residents, increased competition from other providers of assisted living services which may give residents more choices with respect to the provision of such services, the re-evaluation of residents regarding retention criteria, changes in management and staffing, and implementation of the Partnership's assisted living programs. There can be no assurance that, at any time, any assisted living community will be substantially occupied at assumed rents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Partnership to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Partnership's long-term operating leases and make interest and principal payments on its indebtedness.

General Real Estate Risks. The performance of the Partnership's assisted living communities is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, assisted living communities. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Partnership to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes.

ITEM 2. PROPERTIES

The following table sets forth, as of December 31, 1997, the location, the date on which operations commenced, number of units, number of beds, and the Company's interest in the property.

                                                        OPERATIONS
            COMMUNITY                   LOCATION         COMMENCED     UNITS     BEDS    INTEREST
            ---------                   --------        ----------     -----     ----    --------
Retirement Inn of Burlingame       Burlingame, CA          1989          68       90     Leased
Retirement Inn of Campbell         Campbell, CA            1989          72       90     Leased
Covina Villa                       Covina, CA              1988          64       90     Fee-Owned,
                                                                                         subject to ground lease
Retirement Inn of Daly City        Daly City, CA           1989          95       120    Fee-Owned
Retirement Inn of Fremont          Fremont, CA             1989          70       99     Leased
Retirement Inn of Fullerton        Fullerton, CA           1989          68       99     Fee-Owned
Montego Heights Lodge              Walnut Creek, CA        1989         171       200    Fee-Owned
Retirement Inn of Sunnyvale        Sunnyvale, CA           1989         124       160    Leased
Valley View Lodge of Rossmoor      Walnut Creek, CA        1989         125       153    Fee-Owned
Inn at Willow Glen                 San Jose, CA            1989          84       120    Leased


ITEM 3. LEGAL PROCEEDINGS

On September 27, 1996, the Partnership filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). The Partnership leases the Campbell and Sunnyvale assisted living communities under long-term leases which were assumed when the community was acquired. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce distributions to Unitholders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other communities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame"), are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases as well. As of

March 24, 1998, no threat of litigation has been made by the landlords of the Retirement Inn of Fremont or the Retirement Inn at Burlingame. Management is of the opinion, based in part upon opinions of legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Partnership's financial position, results of operations or liquidity.

Management is of the opinion, based in part upon opinions of legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Partnership's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Unitholders during the fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no established public trading market for the Registrant's securities. As noted in Item 1, ARVAL, the Managing General Partner of ARVP II, tendered for the limited partnership units in ARVP II in May 1996 and July 1996. During 1997, ARVAL acquired 525 additional Partnership units at a net cash price of approximately $720 per unit. As of December 31, 1997, ARVAL owned 18,323 limited partnership units or approximately 52.3% of all outstanding units.

As of December 31, 1997, there were approximately 1,821 Unitholders of record owning 35,019.88 Units. For the years ended December 31, 1997, 1996 and 1995, the Registrant made limited partner distributions of $45.24 per Unit, $60.77 per Unit, and $64.28 per Unit, respectively. The return of capital for the years ended December 31, 1997, 1996 and 1995 was $0 per unit, $16.22 per unit, and $39.57 per unit, respectively. There were distributions of earnings for the years ending December 31, 1997, 1996 and 1995 of $45.24 per unit, $44.55 per unit, and $24.71 per unit, respectively.

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


                                  1997       1996       1995       1994        1993
                                --------   --------   --------   --------    --------
                                           (In thousands except unit data)
Revenue                         $ 19,044   $ 17,834   $ 16,982   $ 16,003    $ 15,085


Net income (loss)                  2,878      1,576        873       (107)       (672)

Net income (loss)
   (per limited partner unit)      81.35      44.55      24.71      (3.04)     (19.00)
Total assets                      21,929     20,801     21,524     22,765      24,628
Partners' capital                 13,523     12,245     12,819     13,765      15,832
Notes payable                      6,403      6,562      7,212      7,189       7,306
Distributions of earnings          45.24      44.55      24.71       --          --
Distributions - return of
   capital                          --        16.22      39.57      55.45       47.53
Total distributions (per
   limited partner unit)           45.24      60.77      64.28      55.45       47.53

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY.

On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During 1997, net cash provided by operating activities was approximately $4.7 million compared to $3.3 million and $3.0 million for 1996 and 1995, respectively.

The Managing General Partner has commenced a refurbishment program in order to repair, maintain and physically improve the Partnership's communities. Given the age of the communities (ages range from 11 to 23 years with an average age of 19.5 years), the Managing General Partner has determined the necessity of certain repairs and improvements. The repairs and improvements are expected to be funded primarily from operating cash flow of the Partnership. As a result of the planned renovations, the Managing General Partner believes that distributions of cash flow from operations will either be reduced or eliminated to the Partners over the near term. The General Partners expect that the cash to be generated from operations of the Partnership's communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

During 1997, the Registrant used net cash in investing activities of approximately $1.2 million compared to $0.7 million and $0.9 million for 1996 and 1995, respectively. The primary investing activities consist of property improvements and the purchase of furniture, fixtures and equipment.

During 1997, the Registrant used net cash in financing activities of approximately $2.0 million compared to $2.6 million and $2.2 million for 1996 and 1995, respectively. Cash used in financing activities is primarily the result of distribution payments made to the unit holders.

The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases, they will be able to recove subsequent increases in operating expenses from higher rental and assisted living rates. The Registrant has long term debt of approximately $6.4 million, as of December 31, 1997.

CAPITAL RESOURCES.

During 1998, the Partnership is implementing a refurbishment program in order to repair, maintain and physically improve the ten communities. The Registrant expects that the funds for these improvements should be available from operations or Registrant's replacement reserves.

Other than as disclosed above, there are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS.

Revenue for the years ended December 31, 1997, 1996 and 1995, includes rental income and assisted living revenue from ten facilities, interest earned on cash balances and other revenue. In 1997 and 1996, the Registrant's rental revenue increased over prior years due to higher rental rates and increased utilization of assisted living services. Total revenues for the year ended December 31, 1997, were approximately $19.0 million compared to $17.8 million and $17.0 million for the years ended December 31, 1996 and December 31, 1995, respectively.

The largest component of revenue, rent, increased by approximately 4% or $530,000 from 1996 to 1997 and by approximately 2% or $339,000 from 1995 to 1996. During 1997 and 1996, the increase in rent was primarily due to an increase in rental rates offset by a slight decline in occupancy.

Revenue from assisted living increased by 23% or $585,000 from 1996 to 1997 and 24% or $490,000 from 1995 to 1996. The increase in assisted living was due to aggressive marketing of the assisted living services and the resulting increase in the number of residents using the program.

Interest and other revenue increased by 44% or $95,000 from 1996 to 1997 and by 12% or $23,000 from 1995 to 1996. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees, forfeited security deposits and beauty shop revenue.

Total costs and expenses for the years ended 1997, 1996 and 1995 were approximately $16.2, $16.3 million, and $16.1 million, respectively.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses, maintenance and supplies. Rental property operations expense varied by less than 1% for each of the three years ended December 31, 1997, 1996 and 1995.

Assisted living expenses consist primarily of the related payroll expense. Assisted living expenses increased by 22% or $221,000 from 1996 to 1997 following an 18% or $155,000 increase from 1995 to 1996. Assisted living expenses increased as a result of the increase in the related staff providing assisted living services. This increase corresponds with the increase in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debts, data processing, investor relations, insurance and professional services. General and administrative expense remained consistent at $1.3 million in 1997 and 1996. General and administrative expenses increased by 59% or $471,000 in 1996 from 1995. This increase was primarily due to an increase in Partnership administration fees paid as a result of higher net operating income generated by the communities.

Depreciation and amortization expense decreased by 33% or $555,000 from 1996 to 1997 following a 19% or $339,000 decrease from 1995 to 1996. The primary reasons for these decreases are the full amortization of assets associated with the expiration of the initial lease term of four of the community operating leases and the extension of the operating leases for two additional leased communities thus increasing the lives of the associated leasehold improvements. Additionally, in 1996, the Managing General Partner changed the asset lives following capital improvements to these communities and evaluation of the physical plant. This change had the effect of reducing depreciation expense and increasing net income by approximately $51,000 ($1.44 per limited partner unit) in 1996 and 1997.

Property taxes have remained consistent over the three year period.

Interest expense decreased by approximately 5% or $27,000 from 1996 to 1997 and decreased 4% or $22,000 from 1995 to 1996. Interest expense is lower due to a decrease in the principal balance outstanding on the notes payable.

FUTURE CASH DISTRIBUTIONS.

The General Partners believe that the Registrant's ability to make cash distributions to limited partners depends on factors such as the Registrant's ability to rent the available units and maintain high occupancies and rates, the Registrant's ability to control both operating and administrative expenses, the Registrant's ability to maintain adequate working capital, the absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation, the Registrant's ability to generate proceeds from the sales of its properties and the Registrant's ability to renew existing leases under favorable terms.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. ARVAL had developed a plan to address the Year 2000 issue for its financial information systems and, during the year ended December 31, 1997, began converting its computer systems to be Year 2000 compliant. However, ARVAL abandoned its attempted accounting software conversion in February 1998, when numerous application errors were discovered in the software package ARVAL had purchased. As a result, ARVAL is currently reassessing its planned conversion efforts for its financial and operational information systems as well as related operational issues at its communities. While an estimate of the total project costs is not currently available due to the recent events, it is anticipated that such costs will be funded from operating cash flow.

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

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS OF THE REGISTRANT

JOHN A. BOOTY. Mr. Booty, age 59, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, he co-founded California Retirement Villas Corporation which merged into ARVAL. In 1996, Mr. Booty retired as President of ARVAL but he returned on an interim basis in 1997. Mr. Booty continues to serve as a Director of ARVAL.

DAVID P. COLLINS. Mr. Collins, age 60, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. His first association with ARVAL occurred in 1982. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc., and from its formation in December 1985, has been President of ARV Capital Corporation. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Effective December 31, 1997, Mr. Collins resigned as Senior Executive Vice President of ARVAL. Mr. Collins continues to serve as a Director of ARVAL.

GARY L. DAVIDSON. Mr. Davidson, age 63, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, 62, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, 69, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

HOWARD G. PHANSTIEL. Mr. Phanstiel, age 49, was appointed Chairman and Chief Executive Officer of the Company on December 5, 1997. From December 1994 to September 1997, Mr. Phanstiel was the Executive Vice President, Finance and Information Systems of Wellpoint Health Networks, Incorporated, a large managed care company. From 1989 to 1994, he served in various capacities at Prudential Bache, including Chairman and Chief Executive Officer of Prudential Bache International Bank and Managing Director of Prudential Bache Securities, Inc. Mr. Phanstiel received his Bachelor's Degree and his Master of Public Administration from Syracuse University.

GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 38, graduated from Pepperdine University with an MBA and from San Diego State University with a degree in Business Administration. Mr. Espley-Jones is a Registered Representative and Financial Principal with the National Association of Securities Dealers ("NASD"). From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones joined ARVAL in 1988 and serves as Chief Financial Officer, Executive Vice President and Assistant Secretary.

SHEILA M. MULDOON. Ms. Muldoon, age 42, has acted as the Company's General Counsel since April 1996, and prior to that time was employed as Assistant General Counsel since September 1994. Ms. Muldoon is a Senior Vice President and Secretary of ARVAL. Prior to that date Ms. Muldoon was the General Counsel of Osprey Financial Group, Inc. From 1990 to 1993, she worked with the FDIC as a Senior Attorney in the Real Estate Section of the Legal Division. Prior to that time, Ms. Muldoon was a partner in the San Diego law firm of Higgs, Fletcher & Mack. Ms. Muldoon did her undergraduate work at the University of Notre Dame, and received her law degree from The Hastings College of the Law.

ERIC K. DAVIDSON. Mr. Eric Davidson, age 35, became the Senior Vice President of the Company in charge of acquisitions in April 1996. He has been employed by the Company since September of 1994. Prior to that time, Mr. Davidson was a real estate broker with Cushman & Wakefield for more than nine years, specializing in commercial real estate transactions. Mr. Davidson is a graduate of U.C. Berkeley.

DIRECTORS OF ARVAL

For a description of Messieurs Phanstiel, Booty and Collins, please see above.

R. BRUCE ANDREWS. Mr. Andrews, age 57, has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. (a New York Stock Exchange listed REIT) since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc.

MAURICE J. DEWALD. Mr. DeWald, age 58, is Chairman and Chief Executive Officer of Verity Financial Group based in Irvine, California. Mr. DeWald founded Verity Financial in 1992 to develop and implement investment opportunities in the U.S. and internationally. Previously, Mr. DeWald had a 30 year career at KPMG Peat Marwick LLP, where he was a Managing Partner and served on its Board of Directors. Mr. DeWald is currently a director of several other firms, including:
Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California, and Monarch Funds. He is also a trustee of St. John's Hospital and Health Care Foundation and Loyola Marymount University, and serves on the advisory Council of the University of Notre Dame School of Business. Mr. DeWald is a Certified Public Accountant.

ROBERT P. FREEMAN. Mr. Freeman, age 52, is President and Managing Director of Lazard Freres Real Estate Investors, LLC ("LFREI"), which he joined in 1992. Mr. Freeman received a Juris Doctor Degree from Harvard Law School and a Bachelors Degree from Stanford University. He is currently a director of American Apartment Communities, Atlantic American Properties Trust and Commonwealth Atlantic Properties.

MURRY N. GUNTY. Mr. Gunty, age 30, is a Vice President of LFREI, which he joined in 1995. From 1993 to 1995, he was associated with J.E. Robert Company, a real estate investment company. He is currently a director of Atlantic American Properties Trust. Mr. Gunty received a Master of Business Administration Degree from Harvard Business School and a Bachelor of Arts Degree from Harvard College.

KENNETH M. JACOBS. Mr. Jacobs, age 39, is a Managing Director in the Banking Group of Lazard Freres & Co. LLC, which position he has held since 1991. He received a Master of Business Administration Degree from Stanford Graduate School of Business and a Bachelor of Arts Degree from The University of Chicago.

JOHN J. RYDZEWSKI. Mr. Rydzewski, age 44, is an investment banker specializing in health care finance. He has been a member of the firm Benedetto, Gartland & Greene, Inc. since 1993. Mr. Rydzewski served as Executive Vice President and Chief Financial Officer in 1992 for Four Winds, Inc., a provider of behavioral health care services. He also served as a Vice President in the health care finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation, a diversified health services provider, and Maxim Healthcare Corporation, a behavioral health services provider. Mr. Rydzewski received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by the General Partners.


Acquisition Fees
(ARV Assisted Living, Inc.)             A property acquisition fee of 2% of
                                        Gross Offering Proceeds to be paid for
                                        services in connection with the
                                        selection and purchase of Projects and
                                        related negotiations. In addition, a
                                        development, processing and renovation
                                        fee of 5.5% of Gross Offering Proceeds
                                        to be paid for services in connection
                                        with negotiations for or the renovation
                                        or improvement of existing facilities
                                        and the development, processing or
                                        construction of Projects developed by
                                        the Registrant. There were no property
                                        acquisitions, development, processing
                                        and renovation fees for the years ending
                                        December 31, 1997, 1996 and 1995.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)             Rent-up and staff training fees of 4.5%
                                        of the Gross Offering Proceeds allocated to each specific acquired or developed
                                        Project. Such fees will be paid for
                                        services in connection with the opening
                                        and initial operations of the Projects
                                        including, without limitation, design
                                        and implementation of the advertising,
                                        direct solicitation and other campaigns
                                        to attract residents and the initial
                                        hiring and training of managers, food
                                        service specialists, activities
                                        directors and other personnel employed
                                        in the individual communities. There
                                        were no rent-up and staff training fees
                                        for the years ending December 31, 1997,
                                        1996 and 1995.

Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5% of gross
                                        revenue is paid for managerial services
                                        including general supervision, hiring of onsite management personnel employed by
                                        ARVAL, renting of units,
                                        installation and provision of food
                                        service, maintenance, and other
                                        operations. For the years ended December
                                        31, 1997, 1996 and 1995, the property
                                        management fee amounted to $952,000,
                                        $892,000, and $849,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A partnership management fee of 10% of
                                        cash flow before distributions is paid
                                        for implementing the Partnership
                                        business plan, supervising and managing
                                        the Registrant's affairs including
                                        general administration and coordination
                                        of legal, audit, tax, and insurance
                                        matters. For the years ended December
                                        31, 1997, 1996 and 1995, the partnership management fee amounted to $422,000,
                                        $399,000, and $330,000, respectively.

Sale of Partnership Projects
(General Partners)                      The Limited Partnership Agreement
                                        permits payment in the form of real
                                        estate commissions to the General
                                        Partners or its Affiliates. Any such
                                        compensation shall not exceed 3% of the
                                        gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the years ended
                                        December 31, 1997, 1996 and 1995, no
                                        real estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)             ARVAL is entitled to receive 15% of the
                                        Proceeds of Sale or Refinancing
                                        subordinated to a return to the limited
                                        partners of Initial Capital
                                        Contributions plus an 8%-10% (depending
                                        on the timing of the limited partners'
                                        investment) per annum cumulative, but
                                        not compounded, return thereon from all
                                        sources. For the years ended December
                                        31, 1997, 1996 and 1995, no incentive
                                        compensation was earned.

Partnership Interest
(General Partners)                      1% of all items of capital, profit or
                                        loss, and liquidating Distributions,
                                        subject to a capital account adjustment, is paid to the General Partners.

Reimbursed Expenses
(General Partners)                      All Partnership expenses are billed
                                        directly to and paid by the Registrant.
                                        The General Partners may be reimbursed
                                        for the actual cost of goods and
                                        materials obtained from unaffiliated
                                        entities and used for or by the
                                        Registrant. The Managing Partner is
                                        reimbursed for administrative services
                                        necessary to the prudent operation of
                                        Registrant, provided that such
                                        reimbursement is at the lower
                                        of its actual cost or the amount which
                                        the Registrant would be required to pay
                                        to independent parties for comparable
                                        administrative services in the same
                                        geographic location. Total
                                        reimbursements to ARVAL amounted to $6.6 million, $6.0 million, and $5.6 million, for the years ended December 31, 1997, 1996 and 1995, respectively.

SEE FOOTNOTE 3 OF NOTES TO FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                             Name and Address of        Amount and Nature of      Percent of
    Title of Class             Beneficial Owner          Beneficial Ownership       Class
    --------------           ------------------         ---------------------     ----------
 Limited Partnership      ARV Assisted Living, Inc.          18,323 units            52.3%
        Units               245 Fischer Ave., D-1          Direct ownership
                             Costa Mesa, CA 92626


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

The General Partners have authority to invest the Registrant's funds in properties or entities in which they or any Affiliate have an interest, provided the Registrant acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. The General Partners or Affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Registrant, provided that such property is purchased by the Registrant at cost (including acquisition, closing and carrying costs). The General Partners will not commingle Registrant's funds with those of any other person or entity.

Conflicts of interest exist to the extent that communities owned or operated compete, or are in a position to compete for residents, general managers or key employees with assisted living communities owned or operated by the General Partners and Affiliates in the same geographic area. The General Partners seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any community.

The personnel working at each community are employed by ARVAL. ARVAL pays payroll and retirement benefit expenses on the Registrant's behalf and is subsequently reimbursed by the Registrant. The retirement benefit expense consists of contributions made to an employee stock ownership plan ("ESOP"). Effective April 1, 1991, ARVAL approved an ESOP to enable all eligible employees of ARVAL and its affiliates to own common stock in ARVAL. The last contribution made to the ESOP was on March 31, 1995. Effective January 1, 1997, ARVAL established a savings plan ("the Savings Plan") that qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Total Savings Plan expense for the Partnership was $21,000 for the year ended December 31, 1997.

Further conflicts may exist if and to the extent that other affiliated owners of assisted living communities seek to refinance or sell at the same time as the Registrant. The General Partners seek to reduce any such conflicts by making prospective purchasers aware of all communities available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        (i)           Independent Auditors' Report.

        (ii)          Balance Sheets - December 31, 1997 and 1996.

        (iii) Statements of Income - Years Ended December 31, 1997, 1996 and 1995.

        (iv) Statements of Partners' Capital - Years Ended December 31, 1997, 1996 and 1995.

        (v) Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

        (vi)          Notes to Financial Statements.

        (vii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1997.

(b) Reports on Form 8-K. The Registrant did not file any 8-K reports during the last quarter of 1997.

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

        AMERICAN RETIREMENT VILLAS PROPERTIES II,
        A CALIFORNIA LIMITED PARTNERSHIP,
        BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT.


/s/  HOWARD G. PHANSTIEL

By: Howard G. Phanstiel, Chief Executive Officer and Chairman of the Board of ARVAL, Managing General Partner


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


                 SIGNATURE                         TITLE                     DATE
                 ---------                         -----                     ----
       /s/ HOWARD G. PHANSTIEL        Chief Executive Officer           March 31, 1998
       Howard G. Phanstiel            and Chairman of the Board of
                                      ARVAL, Managing General Partner

       /s/ GRAHAM P. ESPLEY-JONES     Chief Financial Officer           March 31, 1998
       Graham P. Espley-Jones         and Assistant Secretary of
                                      ARVAL, Managing General Partner

       /s/ JOHN A. BOOTY              Director of ARVAL,                March 31, 1998
       John A. Booty                  Managing General Partner

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                        Financial Statements and Schedule

                                Items 8 and 14(a)

                        December 31, 1997, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)



                   Index to Financial Statements and Schedule




                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                           F-1

Balance Sheets - December 31, 1997 and 1996                                            F-2

Statements of Income - Years ended December 31, 1997, 1996 and 1995                    F-3

Statements of Partners' Capital - Years ended December 31, 1997, 1996 and 1995         F-4

Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995                F-5

Notes to Financial Statements                                                          F-6

Schedule

Real Estate and Related Accumulated Depreciation and Amortization -
     December 31, 1997                                                                 Schedule III


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/KPMG PEAT MARWICK LLP


Orange County, California
March 24, 1998

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                                 Balance Sheets

                           December 31, 1997 and 1996

                          (In thousands, except units)


                             ASSETS                                     1997            1996
                                                                    ------------- ----------------
Properties, at cost:
   Land                                                             $    2,903    $     2,903
   Buildings and improvements, less accumulated depreciation of
     $5,827 and $5,250 in 1997 and 1996, respectively                   14,521         14,723
   Leasehold property and improvements, less accumulated
     depreciation of $5,686 and $5,545 in 1997 and 1996,
     respectively                                                          468            349
   Furniture, fixtures and equipment, less accumulated
     depreciation of $976 and $888 in 1997 and 1996, respectively        1,098            940
                                                                    ------------- ----------------

         Net properties                                                 18,990         18,915

Cash                                                                     1,857            370
Other assets, including impound accounts of $756 and $672 in
   1997 and 1996, respectively                                           1,082          1,516
                                                                    ------------- ----------------

                                                                    $   21,929    $    20,801
                                                                    ============= ================

                LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Notes payable                                                    $    6,403    $     6,562
   Accounts payable                                                        832            617
   Accrued expenses                                                        414            446
   Amounts payable to affiliate                                            277            189
   Distributions payable to Partners                                       480            742
                                                                    ------------- ----------------

         Total liabilities                                               8,406          8,556
                                                                    ------------- ----------------

Commitments and contingencies

Partners' capital:
   General partners                                                        283            270
   Limited partners, 35,020 units authorized,
       issued and outstanding                                           13,240         11,975
                                                                    ------------- ----------------

         Total partners' capital                                        13,523         12,245

                                                                    ------------- ----------------

                                                                    $   21,929    $    20,801
                                                                    ============= ================

                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                              Statements of Income

                  Years ended December 31, 1997, 1996 and 1995

                     (In thousands, except amounts per unit)


                                                               1997           1996            1995
                                                           -------------   ------------   -------------
Revenues:
   Rent                                                    $   15,638      $   15,108     $   14,769
   Assisted living                                              3,094           2,509          2,019
   Interest                                                        17              15             20
   Other                                                          295             202            174
                                                           -------------   ------------   -------------

         Total revenues                                        19,044          17,834         16,982
                                                           -------------   ------------   -------------

Costs and expenses:
   Rental property operations (including $5,896,
     $5,820 and $5,514 related to affiliates in 1997,
     1996 and 1995, respectively)                              10,050          10,026          9,994
   Assisted living (all to affiliates)                          1,235           1,014            859
   General and administrative (including $843, $522             1,342
     and $453 related to affiliates in 1997, 1996 and
     1995, respectively)                                        1,342           1,271            800
   Communities rent                                             1,176           1,172          1,178
   Depreciation and amortization                                1,123           1,678          2,077
   Property taxes                                                 496             465            488
   Advertising                                                    221              82            141
   Interest                                                       523             550            572
                                                           -------------   ------------   -------------

         Total costs and expenses                              16,166          16,258         16,109
                                                           -------------   ------------   -------------

         Net income                                        $    2,878      $    1,576     $      873
                                                           =============   ============   =============

Net income per limited partner unit                        $    81.35      $    44.55     $    24.71
                                                           =============   ============   =============


                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1997, 1996 and 1995

                     (In thousands, except amounts per unit)


                                                                                             TOTAL
                                                             GENERAL         LIMITED       PARTNERS'
                                                             PARTNERS       PARTNERS        CAPITAL
                                                           -------------   ------------   -------------
Balance (deficit) at December 31, 1994                     $     (163)     $   13,928     $   13,765

Distribution to partners ($64.28 per limited partner unit)        (23)         (2,249)        (2,272)

Capital contribution - cancellation of indebtedness               453              --            453

Net income                                                          9             864            873
                                                           -------------   ------------   -------------

Balance at December 31, 1995                                      276          12,543         12,819

Distribution to partners ($60.77 per limited partner (unit)       (22)         (2,128)        (2,150)

Net income                                                         16           1,560          1,576
                                                           -------------   ------------   -------------

Balance at December 31, 1996                                      270          11,975         12,245

Distribution to partners ($45.24 per limited partner (unit)       (16)         (1,584)        (1,600)

Net income                                                         29           2,849          2,878
                                                           -------------   ------------   -------------

Balance at December 31, 1997                               $      283      $   13,240     $   13,523
                                                           =============   ============   =============


                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                 (In thousands)

                                                               1997           1996            1995
                                                           -------------   ------------   -------------
Cash flows from operating activities:
   Net income                                              $    2,878      $    1,576     $      873
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            1,123           1,678          2,077
       Change in assets and liabilities:
        (Increase) decrease in other assets                       434            (326)           (61)
        Increase (decrease) in accounts payable and
          accrued expenses                                        183             305            (14)
        Increase in amounts payable to affiliate                   88              34            114
                                                           -------------   ------------   -------------

               Net cash provided by operating activities        4,706           3,267          2,989
                                                           -------------   ------------   -------------

Cash flows used in investing activities -capital
   expenditures                                                (1,198)           (748)          (891)
                                                           -------------   ------------   -------------

Cash flows from financing activities:
   Principal repayments on notes payable                         (159)           (150)          (132)
   Increase in long-term debt                                      --              --            154
   Borrowings on line of credit                                    --              --          1,225
   Repayments on line of credit                                    --            (500)        (1,225)
   Distributions paid                                          (1,862)         (1,988)        (2,236)
                                                           -------------   ------------   -------------

               Net cash used in financing activities           (2,021)         (2,638)        (2,214)
                                                           -------------   ------------   -------------

               Net increase (decrease) in cash                  1,487            (119)          (116)

Cash at beginning of year                                         370             489            605
                                                           -------------   ------------   -------------

Cash at end of year                                        $    1,857      $      370     $      489
                                                           =============   ============   =============

Supplemental disclosure of cash flow information -
   cash paid during the year for interest                  $      523      $      550     $      572
                                                           =============   ============   =============

Supplemental disclosure of noncash financing activities:
   Distributions accrued to partners                       $      442      $      162     $       36
                                                           =============   ============   =============
   Cancellation of indebtedness                            $       --      $       --     $      453
                                                           =============   ============   =============


                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited partnership)

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING

      American Retirement Villas Properties II (the Partnership) maintains its records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

      CARRYING VALUE OF REAL ESTATE

      Properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 35 years. In 1996, the Partnership extended the estimated useful lives of buildings and improvements to better reflect the estimated periods during which such assets will remain in service. The change had the effect of reducing depreciation expense and increasing net income by approximately $51,000 ($1.44 per limited partner unit) in 1996 and 1997. Leasehold property and improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the assets.

      The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

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

      The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership has received an opinion of counsel as to its tax status prior to the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

      Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

                                             1997                        1996
                                  --------------------------------------------------------
                                      GAAP        TAX BASIS       GAAP        TAX BASIS
                                      BASIS          (1)          BASIS          (1)
                                  --------------------------------------------------------
               Total assets          $21,929       $28,211       $20,801       $26,419
                                  ========================================================

               Total liabilities       8,406         7,964         8,556         8,705
                                  ========================================================

      Following are the differences between the financial statement and tax return income (in thousands):

                                                                       1997            1996           1995
                                                                    ------------   -------------   ------------
                Net income per financial statements                 $  2,878       $  1,576        $   873
                Cancellation of indebtedness income (note 8)              --             --            453
                Depreciation differences on property (1)                (496)           (47)          (637)
                Amortization differences on intangible assets            (47)           363            885
                Other (1)                                                178             42            (15)
                                                                    ------------   -------------   ------------
                Taxable income per Federal tax return(1)            $  2,513       $  1,934        $ 1,559
                                                                    ============   =============   ============

              (1) Unaudited

      NET INCOME PER LIMITED PARTNER UNIT

      Net income per limited partner unit was based on the weighted-average number of limited partner units outstanding of 35,020 in 1997, 1996 and 1995.

      RECLASSIFICATIONS

      Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)" which is effective for both interim and annual reporting periods ending after December 15, 1997. This standard requires restatement of prior interim and annual earnings per share calculations. SFAS No. 128 replaces fully diluted EPS with diluted EPS and replaces primary EPS with basic EPS. Basic EPS is

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

      computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. The adoption of SFAS No. 128 did not have an impact on the Partnership's financial statements.

      The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This statement is effective for both interim and annual financial statement periods ending after December 15, 1997. This statement requires disclosure in summary form of the pertinent rights and privileges of various securities outstanding including dividend and liquidation preferences, participation rights, call prices and dates, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. The adoption of SFAS No. 129 did not have an impact on the Partnership's financial statements.

      The FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. The Partnership elected early adoption of SFAS No. 130 which did not have an impact on the Partnership's financial statements.

      The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived form the enterprise's products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. The Partnership elected early adoption of SFAS No. 131 which did not have an impact on the Partnership's financial statements.

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

      Cash available for distribution from operations, which is determined at the sole discretion of the managing general partner, is to be distributed 1% to the General Partners and 99% to the Limited Partners.

      Upon any sale, refinancing or other disposition of the Partnership's real properties, distributions are to be made 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% to the General Partners and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by the Partnership are to be distributed in accordance with positive capital account balances.

(3)   TRANSACTIONS WITH AFFILIATES

      The Partnership has an agreement with ARVAL providing for a property management fee of 5% of gross revenues amounting to $952,000, $892,000 and $849,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounted to $422,000, $399,000 and $330,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

      Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

      ARVAL pays certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The total reimbursements to ARVAL are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $6,576,000, $6,040,000 and $5,648,000 for the years ended
      December 31, 1997, 1996 and 1995, respectively. Effective April 1, 1997, ARVAL began allocating bulk expenses on a monthly basis in order to increase efficiency. As a result, all costs allocated in 1997 are included in general and administrative expenses which accounts for the increase in general and administrative expenses from 1996 to 1997.

      Prior to 1995, in consideration for services rendered with respect to property acquisitions, the Managing General Partner was paid an investment advisory fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner was entitled to a development and processing fee of a maximum of 5.5% of gross offering proceeds allocated to a particular project. Investment advisory and development and processing fees were capitalized to properties to the extent that gross offering proceeds were allocated to the respective properties acquired.

      Amounts payable to affiliates at December 31, 1997 and 1996 include expense reimbursements and accrued property management and partnership management fees.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

(4)   PROPERTIES

      The following table sets forth, as of December 31, 1997, the location, the date on which operations commenced, number of units, and the Partnership's interest in the property.


                                                           OPERATIONS
                    COMMUNITY               LOCATION        COMMENCED     UNITS   INTEREST
                    ---------               --------       ----------     -----   --------
           Retirement Inn of            Burlingame, CA        1989         68     Leased
           Burlingame
           Retirement Inn of Campbell   Campbell, CA          1989         72     Leased
           Covina Villa                 Covina, CA            1988         64     Fee-Owned,
                                                                                  subject to
                                                                                  ground
                                                                                  lease
           Retirement Inn of Daly City  Daly City, CA         1989         95     Fee-Owned
           Retirement Inn of Fremont    Fremont, CA           1989         70     Leased
           Retirement Inn of Fullerton  Fullerton, CA         1989         68     Fee-Owned
           Montego Heights Lodge        Walnut Creek, CA      1989         171    Fee-Owned
           Retirement Inn of Sunnyvale  Sunnyvale, CA         1989         124    Leased
           Valley View Lodge of         Walnut Creek, CA      1989         125    Fee-Owned
           Rossmoor
           Inn at Willow Glen           San Jose, CA          1989         84     Leased

(5)  COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS:

         COVINA VILLA

         In October 1988, the Partnership purchased Covina Villa, an existing assisted living facility in Covina, California. In conjunction with the acquisition, the Partnership assumed a ground lease, expiring in 2037, covering the land on which the facility is built. Pledged as collateral for the ground lease is a security interest in the facility property and in all furniture, fixtures and equipment which the Partnership places in the facility. Rent expense under the ground lease for 1997, 1996 and 1995 was $110,000, $103,000 and $103,000, respectively.

         RETIREMENT INNS OF AMERICA

         In April 1989, the Partnership acquired the operations of eight existing assisted living facilities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, the Partnership acquired certain assets and assumed certain liabilities relating to the operations of the facilities. The Partnership purchased three of the facilities and assumed a tenant's position under long-term operating leases for the other five facilities. Rent expense under the operating leases for 1997, 1996 and 1995 was $1,066,000, $1,069,000 and
         $1,071,000, respectively. The original expiration dates for the leases ranged from August 1995 to November 1997. The Partnership exercised its first of two options to extend each of the leases for additional ten-years.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

         Future minimum lease payments under all ground and community leases which are treated as operating leases are as follows (in thousands):

                             Year ending December 31:

                                1998                              1,157
                                1999                              1,157
                                2000                              1,157
                                2001                              1,157
                                2002                              1,157
                                Thereafter                        8,047
                                                            -------------
                                                            $    13,832
                                                            =============

      TENDER OFFER FOR LIMITED PARTNERSHIP UNITS

      Pursuant to the Partnership agreement, the minimum holding period for the Partnership's assets has expired. The Managing General Partner may explore potential disposition strategies for the Partnership's assets. In order to provide liquidity and a disposition strategy for certain of the limited partners, the Managing General Partner made a tender offer in 1996 to purchase limited partnership units at a cash price of $720 per unit. Pursuant to this tender offer and subsequent acquisitions, the Managing General Partner acquired 52.3% of the outstanding limited partnership units and has thus attained majority control of the Partnership.

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

      Management is of the opinion, based in part upon opinions of legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Partnership's financial position, results of operations or liquidity.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

(6)   NOTES PAYABLE

      At December 31, 1997 and 1996, notes payable included the following (in thousands):

                                                              1997            1996
                                                          -------------   -------------
HUD financed note payable, bearing interest at 7.5%;
   monthly principal and interest payments of $26;
   due August 1, 2018; collateralized by deed of
   trust on the Montego Heights property                      $3,294          $3,359

HUD financed note payable, bearing interest at 8.25%;
   monthly principal and interest payments of $23;
   due November 1, 2016; collateralized by deed of
   trust on the Valley View Lodge property                     2,693           2,750

Note payable to bank, bearing interest at 1% in
   excess of the bank's prime rate (8.5% at
   December 31, 1997); monthly principal and
   interest payments of $5; due January 10, 2003;
   collateralized by deed of trust on the Fullerton
   property                                                      319             323

Various notes payable, bearing interest at rates from
   8.67% to 10.39%, payable in monthly principal and
   interest installments of $3,000 and all unpaid
   principal and interest due on or before November 1,
   2000; collateralized by equipment                              97             130
                                                          -------------   -------------
                                                              $6,403          $6,562
                                                          =============   =============

      The annual principal payments of the notes payable are as follows (in thousands):

      Year ending December 31:

         1998                                   233
         1999                                   248
         2000                                   234
         2001                                   230
         2002                                   243
         Thereafter                           5,215
                                         -------------
                                            $ 6,403
                                         =============

(7)   EMPLOYEE BENEFIT PLANS

      Prior to 1996, ARVAL offered an Employee Stock Ownership Plan ("ESOP") to all eligible employees. The amount of stock contributed annually to the ESOP is at the discretion of ARVAL.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                    Notes to Financial Statements, Continued

      During 1995, ARVAL's Board of Directors declared a contribution in only the first quarter of the year and that contribution approximated 3% of each employee's payroll expense. No further contributions have been declared. The Partnership's expense was $28,000 for the ESOP (as a reimbursement to ARVAL) in 1995.

      Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. An employee becomes eligible to participate in the plan upon completing one year and 1,000 hours of service and being at least 21 years of age. The Partnership's Savings Plan expense was $21,000 (as a reimbursement to ARVAL) for the year ended December 31, 1997.

(8)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Partnership's financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

      NOTES PAYABLE

      For notes payable with variable interest rates, fair value is the amount reported as payable in the financial statements. For notes payable with fixed rates of interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms. As of December 31, 1997, carrying value for these notes approximates fair value.

(9)   CANCELLATION OF INDEBTEDNESS

      On March 31, 1995, ARVAL, the Managing General Partner of the Partnership, decided to cancel indebtedness owed to it by the Partnership in the amount of $453,000. This indebtedness related to accrued Partnership management fees accumulated in prior years. As discussed at Note 3, the Partnership agreement provides that the payment of a Partnership management fee is subordinate to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of capital contributions allocated to each property. ARVAL canceled the indebtedness as collection appeared unlikely. Such cancellation of indebtedness was treated as a capital contribution by the Managing General Partner for financial reporting purposes.

(10)  YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. ARVAL had developed a plan to address the Year 2000 issue for its financial information systems and, during the year ended December 31, 1997, began converting its computer systems to be Year 2000 compliant. However, ARVAL abandoned its attempted accounting software conversion in February 1998 when numerous application errors were discovered in the software package ARVAL had purchased. As a result, ARVAL is currently reassessing its planned conversion efforts for its financial and operational information systems as well as related operational issues at its communities. While an estimate of the total project costs is not currently available due to the recent events, it is anticipated that such costs will be funded from operating cash flow.

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 1997
                                 (In thousands)

                                                       Costs
                                                      capital-
                                                       ized
                                            Leasehold  subse-                   Leasehold
                                    Bldgs    property  quent             Bldgs   property           Accumu-   Date    Depre-
                                     and       and      to               and      and               mulated   of      ciable
                   Encum-          improve-  improve-  acqui-           improve- improve-    Total  depre-   acqui-   lives
Description       brances   Land    ments     ments    sition   Land     ments    ments       (1)   ciation  sition  (years)
--------------    ------- -------- -------- --------  --------- -------- -----------------  -----------------------------------
                  $  --    $  --    1,850   $   --     $  641   $  --    $2,491   $   --     2,491   $  781  10/88       35
Covina Villa
Retirement
   Inns:
   Burlingame        --       --       --      938        378      --        --    1,316     1,316    1,236   4/89    8.5 (2)
   Campbell          --       --       --      814       (526)     --        --      288       288      247   4/89    6.3 (2)
   Daly City         --      500    1,178       --        669     500     1,847       --     2,347      576   4/89      35
   Fremont           --       --       --      567        345      --        --      912       912      857   4/89    7.8 (2)
   Fullerton        319      500      982       --        866     500     1,848       --     2,348      487   4/89      35
   Willow            --       --       --    1,011        303      --        --    1,314     1,314    1,205   4/89    8.7 (2)
     Glen
   Sunnyvale         --       --       --    1,431        893      --        --    2,324     2,324    2,142   4/89    7.0 (2)
   Valley         2,693    1,000    4,018       --      1,088   1,000     5,106       --     6,106    1,482   4/89      35
     View
Montego           3,294      900    7,800       --      1,259     903     9,056       --     9,959    2,500  11/89      35
   Heights
                -------- --------  -------  -------  --------- -------- -------- --------  -----------------
                  6,306    2,900   $15,828    4,761      5,916   2,903   20,348     6,154    29,405   11,513
                ======== ========  =======  =======  ========= ======== ======== ========  =================


Following is a summary of investment in properties for the years ended December 31, 1997, 1996 and 1995:


                                                   1997             1996            1995
                                              ---------------   -------------   -------------
Balance at beginning of year                  $       28,770    $     30,077    $     29,798
Improvements/construction                                635             371             279
Disposals                                                 --         (1,678)              --
                                              ---------------   -------------   -------------

Balance at end of year                        $       29,405    $     28,770    $     30,077
                                              ===============   =============   =============

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1997, 1996, and 1995:

                                                   1997             1996            1995
                                              ---------------   -------------   -------------
Balance at beginning of year                  $       10,795    $     11,170    $      9,461
Additions charged to expense                             718           (375)           1,709
                                              ---------------   -------------   -------------

Balance at end of year                        $       11,513    $     10,795    $     11,170
                                              ===============   =============   =============

(1) Aggregrate cost for Federal income tax purposes is $28,211 at December 31, 1997.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 27               Financial Data Schedule