Form 10-Q
period 1998-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1998-05-15
CIK 830156

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                    American Retirement Villas Properties II
                       (a California limited partnership)
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                    MARCH 31,  DECEMBER 31,
                                                                                      1998        1997
                                                                                    ---------  ------------
Properties, at cost:
     Land                                                                            $ 2,903     $ 2,903
     Buildings and improvements, less accumulated depreciation
       of $5,974 and $5,827 at March 31, 1998 and December 31, 1997,
       respectively                                                                   14,476      14,521
     Leasehold property and improvements, less accumulated depreciation of
       $5,700 and $5,686 at March 31, 1998 and December 31, 1997, respectively           483         468
     Furniture, fixtures and equipment, less accumulated depreciation of $1,033
       and $976 at March 31, 1998 and December 31, 1997, respectively                  1,075       1,098
                                                                                     -------     -------
               Net properties                                                         18,937      18,990

Cash                                                                                   3,749       1,857
Other assets                                                                           1,093       1,082
                                                                                     -------     -------
                                                                                     $23,779     $21,929
                                                                                     =======     =======


                                LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                        $ 6,349     $ 6,403
Accounts payable                                                                         405         832
Accrued expenses                                                                         692         414
Amounts payable to affiliate                                                           1,975         277
Distributions payable to Partners                                                        703         480
                                                                                     -------     -------

               Total liabilities                                                      10,124       8,406
                                                                                     -------     -------

Commitments and contingencies

Partners' capital
     General partners' capital                                                           284         283
     Limited partners' capital, 35,020 units outstanding                              13,371      13,240
                                                                                     -------     -------

               Total partners' capital                                                13,655      13,523
                                                                                     -------     -------


                                                                                     $23,779     $21,929
                                                                                     =======     =======

         See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                              Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)



                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                            1998           1997
                                                           ------         ------
Revenues:
     Rent                                                  $3,813         $3,928
     Assisted living                                          871            745
     Interest and other                                        78             98
                                                           ------         ------
               Total revenues                               4,762          4,771
                                                           ------         ------
Costs and expenses:
     Rental property operations                             2,474          2,427
     Assisted living                                          316            294
     General and administrative                               313            319
     Communities rent                                         290            294
     Depreciation and amortization                            268            349
     Property taxes                                           129            129
     Advertising                                               48             33
     Interest                                                 129            131
                                                           ------         ------
               Total costs and expenses                     3,967          3,976
                                                           ------         ------
               Net income                                  $  795         $  795
                                                           ======         ======
Net income per limited partner unit                        $22.48         $22.47
                                                           ======         ======


         See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                 ----------------------
                                                                                   1998          1997
                                                                                 --------     --------
Cash flows from operating activities:
  Net income                                                                     $    795     $    795
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   268          349
      Change in assets and liabilities:
         Increase in other assets                                                     (11)         (20)
         Increase (decrease) in accounts payable & accrued expenses                  (149)          39
         Increase in amounts payable to affiliates                                  1,698          185
                                                                                 --------     --------
              Net cash provided by operating activities                             2,601        1,348
                                                                                 --------     --------

Cash flows used in investing activities:
    Capital expenditures                                                             (215)        (281)
                                                                                 --------     --------
             Net cash used in investing activities                                   (215)        (281)
                                                                                 --------     --------

Cash flows from financing activities:
  Principal repayments on notes payable                                               (54)         (41)
  Distributions paid                                                                 (440)        (705)
                                                                                 --------     --------
              Net cash used by financing activities                                  (494)        (746)
                                                                                 --------     --------

Net increase in cash                                                                1,892          321
Cash at beginning of period                                                         1,857          370
                                                                                 --------     --------
Cash at end of period                                                            $  3,749     $    691
                                                                                 ========     ========
Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                                     $    129     $    131
                                                                                 ========     ========

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                                 MARCH 31, 1998

(1)   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

All adjustments, consisting only of normal recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

Pursuant to Regulation S-X Rule 10-1(5), American Retirement Villas Properties II, L.P.'s ( the "Partnership") significant accounting policies are described in the Partnership's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission. The Partnership follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with such financial statements.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

(2)    TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, the Partnership's Managing General Partner, providing for a property management fee of 5 percent of gross revenues and a partnership management fee of 10 percent of cash flow before distribution, as defined in the Partnership Agreement. Property management fees and partnership administration fees were $238,000 and $116,000 for the three months ended March 31, 1998, respectively.

(3)    COMMITMENTS AND CONTINGENCIES

LITIGATION

On September 27, 1996, the Partnership filed actions in the Superior Court of the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell (Campbell) and the Retirement Inn of Sunnyvale (Sunnyvale). The Partnership leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue decreased $9,000 for the three-month period ended March 31, 1998, respectively, compared with the corresponding period of 1997. The decrease resulted primarily from lower occupancy rates partially offset by additional residents using assisted living services during 1998.

COSTS AND EXPENSES

Total costs and expenses include rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), communities rent, depreciation and amortization, property taxes, advertising and interest. Costs and expenses decreased $9,000 for the three-month period ended March 31, 1998, compared with the corresponding period of 1997.

For the three-month period ended March 31, 1998, rental property operations and assisted living expenses increased due to additional payroll expenses. Depreciation and amortization expenses decreased as a result of the full amortization of the leasehold assets associated with the expiration of the initial lease term of four communities' operating leases. Advertising expenses have increased as a result of new marketing programs aided at increasing occupancy.

LIQUIDITY AND CAPITAL RESOURCES

The General Partners expect that the cash generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt, and provide distributions to the Partners.

The Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the three-month period ended March 31, 1998, cash provided by operating activities increased to $2.6 million compared to $1.3 million for the corresponding period in 1998. The primary increase in cash provided by operating activities was a $1.5 million increase in amounts payable to affiliates due to timing of payments.

During the three-month period ended March 31, 1998, the Partnership's net cash used in investing activities decreased to $215,000 compared to $281,000 for the corresponding period in 1997. The Partnership's investing activities consisted of capital improvements made to its ten communities.

During the three-month period ended March 31, 1998, the Partnership's net cash used in financing activities was $494,000 compared to $746,000 for the corresponding period in 1997. The Partnership's financing activities consisted of repayments on notes payable and distributions paid to the Partners. Distributions paid in the three-month period ended March 31, 1998 decreased by approximately $265,000 compared to the same period in the prior year.

The Managing General Partner is not aware of any trends, other than national economic conditions, which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenue or income from the operations or sale of properties.

Of the Partnership's ten communities, five are operated pursuant to long-term operating leases, four communities are owned directly, and one community is owned by the Partnership subject to a ground lease.

Increases in rent for the communities may not be offset by an increase in rental and assisted living rates and may result in a decrease in revenue or income from the operations of the facilities. The Managing General Partner believes that if expenses increase as a result of inflation, the subsequent increases in operating expenses will most likely be able to be passed on to the residents of the facilities by way of higher rental and assisted living rates. The Partnership had debt of $6.3 million at March 31, 1998. The Partnership's debt is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through August 2018.

The Managing General Partner contemplates incurring approximately $2.2 million for physical improvements and normal recurring preventative maintenance at its ten communities during 1998. Of this amount, approximately $800,000 has been contracted as of March 31, 1998. Funds for these improvements are expected to be available from operations.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Partnership's capital resources. There is no expected change in the mix of such resources.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 27, 1996, the Partnership filed actions in the Superior Court of the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of Campbell and Sunnyvale. The Partnership leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale communities may increase significantly, which will reduce distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

Two other communities leased by the Partnership, Fremont and Burlingame are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibit 27 - Financial Data Schedule
     B.   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

            By:     ARV Assisted Living, Inc.
                    a Delaware Corporation
                    (General Partner)

                    By:    /s/ Howard G. Phanstiel
                        -----------------------------------
                        Howard G. Phanstiel
                        Chief Executive Officer and
                        Chairman of the Board of Directors

                        Date:   May 15, 1998

                    By:    /s/ Graham P. Espley-Jones
                        ----------------------------------
                        Graham P. Espley-Jones
                        Chief Financial Officer

                        Date:    May 15, 1998