Form 10-Q
period 1998-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1998-08-14
CIK 830156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ----------------

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                     ASSETS
                                    ........

                                                                   JUNE 30,      DECEMBER 31,
                                                                    1998             1997
                                                                   -------       ------------
Properties, at cost:
   Land                                                            $ 2,903         $ 2,903
   Buildings and improvements, less accumulated
     depreciation of $6,127 and $5,827 at June
     30, 1998 and December 31, 1997, respectively                   14,405          14,521
   Leasehold property and improvements, less
     accumulated depreciation of $5,716 and $5,686
     at June 30, 1998 and December 31, 1997,
     respectively                                                      539             468
   Furniture, fixtures and equipment, less
     accumulated depreciation of $1,089 and $976 at
     June 30, 1998 and December 31, 1997, respectively               1,038           1,098
                                                                   -------         -------
               Net properties                                       18,885          18,990

Cash                                                                 2,217           1,857
Other assets                                                         1,323           1,082
                                                                   -------         -------
                                                                   $22,425         $21,929
                                                                   =======         =======

                         LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                      $ 6,294         $ 6,403
Accounts payable                                                       120             832
Accrued expenses                                                       571             414
Amounts payable to affiliate                                           955             277
Distributions payable to Partners                                      478             480
                                                                   -------         -------

               Total liabilities                                     8,418           8,406
                                                                   -------         -------

Commitments and contingencies

Partners' capital
     General partners' capital                                         288             283
     Limited partners' capital, 35,020 units outstanding            13,719          13,240
                                                                   -------         -------

               Total partners' capital                              14,007          13,523
                                                                   -------         -------

                                                                   $22,425         $21,929
                                                                   =======         =======

          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                              Statements of Income
                                   (Unaudited)
                        (In thousands, except unit data)

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                                ------------------      ------------------
                                 1998        1997        1998        1997
                                ------      ------      ------      ------
REVENUE:
Rent                            $3,816      $3,908      $7,651      $7,767
Assisted living                    936         751       1,808       1,496
Interest and other                 160          85         215         253
                                ------      ------      ------      ------

         Total revenue           4,912       4,744       9,674       9,516
                                ------      ------      ------      ------

COSTS AND EXPENSES:
Rental property operations       2,595       2,458       5,077       4,885
Assisted living                    341         306         650         600
General and administrative         311         343         625         659
Communities rent                   287         291         576         584
Depreciation and
  amortization                     266         253         534         602
Property taxes                     137         123         266         253
Advertising                         55          33         103          66
Interest                           125         130         253         265
                                ------      ------      ------      ------
         Total costs and
           expenses              4,117       3,937       8,084       7,914
                                ------      ------      ------      ------

         Net income             $  795      $  807      $1,590      $1,602
                                ======      ======      ======      ======

Net income per limited
  partner unit                  $22.47      $22.83      $44.94      $45.30
                                ======      ======      ======      ======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                           1998          1997
                                                          -------       -------
Cash flows from operating activities:
  Net income                                              $ 1,590       $ 1,602
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           534           602
      Change in assets and liabilities:
         Increase in other assets                            (241)          (61)
         Decrease in accounts payable & accrued
           expenses                                          (555)         (181)
         Increase in amounts payable to
            affiliates                                        678           290
                                                          -------       -------
           Net cash provided by operating
              activities                                    2,006         2,252
                                                          -------       -------

Cash flows used in investing activities:
    Capital expenditures                                     (429)         (440)
                                                          -------       -------
           Net cash used in investing activities             (429)         (440)
                                                          -------       -------

Cash flows from financing activities:
  Principal repayments on notes payable                      (109)          (84)
  Distributions paid                                       (1,108)         (887)
                                                          -------       -------

           Net cash used by financing activities           (1,217)         (971)
                                                          -------       -------

Net increase in cash                                          360           841
Cash at beginning of period                                 1,857           370
                                                          -------       -------
Cash at end of period                                     $ 2,217       $ 1,211
                                                          =======       =======
Supplemental disclosure of cash flow information -
    Cash paid during the period for interest              $   253       $   287
                                                          =======       =======

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                                  JUNE 30, 1998

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

All adjustments, consisting only of normal recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

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

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc., the Partnership's Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $244,000 and $482,000, for the three-month and the six-month periods ended June 30, 1998, respectively. Additionally, a partnership management fee of 10 percent of cash flow before distribution, as defined in the Partnership Agreement, amounted to $120,000 and $236,000 for the three-month and the six-month periods ended June 30, 1998, respectively.

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

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other communities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

The parties are mutually negotiating the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to the Partnership and settlement of all claims and have agreed to forebear from prosecuting the litigation during the pendency of the escrow. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue increased $168,000 and $158,000 for the three-month and six-month periods ended June 30, 1998, respectively, compared with the corresponding periods of 1997. The increase resulted primarily from an increase in assisted living services provided partially offset by lower occupancy rates during 1998.

COSTS AND EXPENSES

Total costs and expenses include rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), communities rent, depreciation and amortization, property taxes, advertising and interest. Costs and expenses increased $180,000 and $170,000 for the three-month and six-month periods ended June 30, 1998, respectively, compared with the corresponding periods of 1997.

For the three-month and six-month periods ended June 30, 1998, rental property operations and assisted living expenses increased due to additional payroll expenses. Depreciation and amortization expenses decreased during the six-month period as a result of the full amortization of the leasehold assets associated with the expiration of the initial lease term of one community's operating lease. Advertising expenses have increased as a result of new marketing programs aimed at increasing occupancy.

LIQUIDITY AND CAPITAL RESOURCES

The General Partners expect that the cash generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt, and provide distributions to the Partners.

The Partnership's liquidity is sustained primarily from cash flows provided by operating activities. During the six-month period ended June 30, 1998, cash provided by operating activities decreased to $2.0 million compared to $2.3 million for the corresponding period in 1997. Cash provided by operating activities for the six months ended June 30, 1998 resulted primarily from net income plus a non-cash charge for depreciation and amortization partially offset by the changes in operating assets and liabilities.

During the six-month period ended June 30, 1998, the Partnership's net cash used in investing activities decreased to $431,000 compared to $440,000 for the corresponding period in 1997. The Partnership's investing activities consisted of capital improvements made to its ten communities.

During the six-month period ended June 30, 1998, the Partnership's net cash used in financing activities increased to $1.2 million compared to $1.0 million for the corresponding period in 1997. The Partnership's financing activities consisted of repayments on notes payable and distributions paid to the Partners. Distributions paid in the six-month period ended June 30, 1998 increased by approximately $219,000 compared to the same period in the prior year.

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

The Partnership had debt of $6.3 million at June 30, 1998. The Partnership's debt is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through August 2018.

In July 1998, the Board of Directors of the Managing General Partner approved the refinancing of four of the Partnership's communities. This refinancing will allow the Partnership to take advantage of lower interest rates available in the current environment and provide a return of capital to the Managing General Partner and the limited partners by borrowing against the increased value of these properties. As a result of this refinancing, the Partnership's long-term debt is expected to be approximately $25.6 million.

The Managing General Partner contemplates incurring approximately $2.1 million for physical improvements and normal recurring preventative maintenance at its ten communities during 1998. Of this amount, approximately $923,000 has been contracted as of June 30, 1998. Funds for these improvements are expected to be available from operations.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Partnership's capital resources. There is no expected change in the mix of such resources.

YEAR 2000 ISSUE

Certain computer programs utilized by the Partnership were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of the Partnership's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Managing General Partner, which provides accounting services, intends to replaced substantially all of its accounting information systems software during 1998/1999. The Managing General Partner believes that with the conversion to the new accounting software, the Year 2000 Issue will not pose significant business or operating issues.

The Partnership is assessing its remaining software to determine whether any existing programs will have to be modified or replaced so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. This assessment is expected to be completed during the fourth quarter of 1998.

The Partnership has initiated communications with the third-party providers of certain of its administrative services, as well as its significant suppliers of services and products to determine the extent to which the Partnership is vulnerable to those parties' failures to remediate their own Year 2000 Issues. The Partnership plans to have completed its evaluation of those suppliers during the first quarter of 1999. The Partnership does not presently believe that third party Year 2000 Issues will have a material adverse effect on the Partnership. However, there can be no guarantee that the systems of other companies on which the Partnership's operations or systems rely will be timely remedied or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Partnership.

The Partnership expects to successfully implement the changes necessary to address these Year 2000 Issues, and does not believe that the cost of such actions will have a material effect on the Partnership. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and the Partnership's inability to implement such changes could have a material adverse effect on the Partnership's business, operating results, and financial condition.

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

In the event that the court finds against the Partnership, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other communities leased by the Partnership, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

The parties are mutually negotiating the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to the Partnership and settlement of all claims and have agreed to forebear from prosecuting the litigation during the pendency of the escrow. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.   Exhibit 27 - Financial Data Schedule
   B.   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

By:   ARV Assisted Living, Inc.
      a Delaware Corporation
      (General Partner)

By:   /s/ Howard G. Phanstiel
      ----------------------------------
      Howard G. Phanstiel
      Chief Executive Officer and
      Chairman of the Board of Directors

Date: August 14, 1998

By:   /s/Paul Kuliev
      ----------------------------------
      Vice President, Controller


Date: August 14, 1998

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule