Form 10-Q
period 1998-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1998-11-16
CIK 830156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________ TO ___________


                         COMMISSION FILE NUMBER: 0-26468


                           AMERICAN RETIREMENT VILLAS
                               PROPERTIES II, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CALIFORNIA                                        33-0278155
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
            OR ORGANIZATION)                                 IDENTIFICATION NO.)

    245 FISCHER AVENUE, D-1 COSTA MESA, CA                 92626
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (714) 751-7400



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

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   1998              1997
                                                               -------------     ------------
Properties, at cost:
     Land                                                         $ 2,903          $ 2,903

     Buildings and improvements, less accumulated
       depreciation of $6,283 and $5,827 at
       September 30, 1998 and December 31, 1997,
       respectively                                                14,340           14,521

     Leasehold property and improvements, less
       accumulated depreciation of $5,733 and
       $5,686 at September 30, 1998 and December
       31, 1997, respectively                                         586              468

     Furniture, fixtures and equipment, less
       accumulated depreciation of $1,110 and $976
       at September 30, 1998 and December 31,
       1997, respectively                                           1,109            1,098
                                                                  -------          -------
               Net properties                                      18,938           18,990

Cash                                                                1,794            1,857
Other assets                                                        2,355            1,082
                                                                  -------          -------
                                                                  $23,087          $21,929
                                                                  =======          =======


                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                     $ 6,230          $ 6,403
Accounts payable                                                      528              832
Accrued expenses                                                      687              414
Amounts payable to affiliate                                          977              277
Distributions payable to Partners                                      35              480
                                                                  -------          -------

               Total liabilities                                    8,457            8,406
                                                                  -------          -------

Commitments and contingencies

Partners' capital
     General partners' capital                                        294              283
     Limited partners' capital, 35,020 units outstanding           14,336           13,240
                                                                  -------          -------

               Total partners' capital                             14,630           13,523
                                                                  -------          -------

                                                                  $23,087          $21,929
                                                                  =======          =======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                         Condensed Statements of Income
                                   (Unaudited)
                        (In thousands, except unit data)

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                 ------------------         ----------------
                                  1998         1997         1998        1997
                                  ----         ----         ----        ----
REVENUE:
Rent                            $ 3,848      $ 3,904      $11,477      $11,671
Assisted living                     938          775        3,065        2,271
Interest and other                  161           62           80          315
                                -------      -------      -------      -------

         Total revenue            4,947        4,741       14,622       14,257
                                -------      -------      -------      -------

COSTS AND EXPENSES:
Rental property operations        2,775        2,488        7,835        7,373
Assisted living                     358          308        1,023          908
General and administrative          294          367          924        1,027
Communities rent                    314          296          890          880
Depreciation and
  amortization                      275          256          809          858
Property taxes                      139          108          406          361
Advertising                          38           37          142          103
Interest                            128          131          381          395
                                -------      -------      -------      -------
         Total costs and
           expenses               4,321        3,991       12,410       11,905
                                -------      -------      -------      -------

         Net income             $   626      $   750      $ 2,212      $ 2,352
                                =======      =======      =======      =======

Net income per limited
  partner unit                  $ 17.69      $ 21.19      $ 62.54      $ 66.49
                                =======      =======      =======      =======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities:
  Net income                                            $ 2,212       $ 2,352
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                         809           858
      Change in assets and liabilities:
         Increase in other assets                          (215)         (162)
         Decrease in accounts payable & accrued
           expenses                                         (31)         (213)
         Increase in amounts payable to affiliates          700           365
                                                        -------       -------
            Net cash provided by operating
              activities                                  3,475         3,200
                                                        -------       -------

Cash flows used in investing activities:
    Capital expenditures                                   (757)         (680)
                                                        -------       -------
            Net cash used in investing activities          (757)         (680)
                                                        -------       -------

Cash flows from financing activities:
  Principal repayments on notes payable                    (173)         (127)
  Interest rate lock fees paid in connection
    with refinancing                                     (1,058)           --

  Distributions paid                                     (1,550)       (1,862)
                                                        -------       -------

            Net cash used by financing activities        (2,781)       (1,989)
                                                        -------       -------

Net (decrease) increase in cash                             (63)          531
Cash at beginning of period                               1,857           370
                                                        -------       -------
Cash at end of period                                   $ 1,794       $   901
                                                        =======       =======

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest            $   381       $   424
                                                        =======       =======


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                               SEPTEMBER 30, 1998

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed financial statements of American Retirement Villas Properties II, L.P. following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted. We have reclassified certain prior year data to conform to the 1998 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for 1997, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

        o reported amounts of assets and liabilities at the date of the financial statements;

        o disclosure of contingent assets and liabilities at the date of the financial statements; and

        o reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc., our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $245,000 and $727,000, for the three-month and the nine-month periods ended September 30, 1998, respectively. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $100,000 and $336,000 for the three-month and the nine-month periods ended September 30, 1998, respectively.

(3) COMMITMENTS AND CONTINGENCIES

LITIGATION

On September 27, 1996, we filed actions in the Superior Court of the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). We lease the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. We seek a determination that we are not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against us, rent for the Campbell and Sunnyvale communities could increase significantly, which would reduce net income and distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other communities leased by us, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, we may be required to file litigation to determine the rights under those leases.

We have negotiated the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to us and settlement of all claims. Further, we mutually have agreed to forebear from prosecuting the litigation during the pendency of the escrow. We expect to finance the entire purchase price and that the purchase of the properties will be completed in December 1998 however, there can be no assurance that this purchase will occur. In the event the purchase is completed, may result in a reduction in distributions to the partners because we will have debt payments, increases in property taxes and depreciation that will be higher than the current lease expenses. We are of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

(4) SUBSEQUENT EVENTS

Included in other assets are approximately $1.1 million of fees incurred during the quarter ended September 30, 1998 as part of a proposed discretionary refinancing of eight ALCs. These fees consist of $0.8 million of interest rate lock fees and $0.3 million of loan commitment fees. Subsequent to September 30, 1998, PRN Mortgage Capital LLC ("PRN"), the lender that was providing the financing, informed us that the commitment to provide a fixed rate financing was being revoked due to adverse market conditions.

ContiFinancial Services Corporation ("Conti"), an approximate 30% owner of PRN who provides credit enhancement to PRN, terminated the underlying contract for the interest rate lock. Representatives of Conti cited adverse conditions in the commercial mortgage backed securities markets as its reason for terminating the contract. In conjunction with the termination, Conti advised us that they would return approximately $0.3 million of the rate lock fees. It is our belief that we are entitled to a full and complete return of the rate lock fees we have paid. We intend to vigorously pursue a return of all fees, and will seek legal recourse if necessary.

Currently, we are working with PRN to obtain an alternative financing on terms and conditions acceptable to all parties. While there can be no assurances that such financing will be available on terms and conditions acceptable to us it is our belief that such alternative financing will be obtained.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue increased $206,000 and $365,000 for the three-month and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997. The increase is due to:

        o       an increase in assisted living penetration; offset by

        o       a decrease in average occupancy during 1998.

COSTS AND EXPENSES

Total costs and expenses include rental property operations (made up of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (made up of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), communities rent, depreciation and amortization, property taxes, advertising and interest. Costs and expenses increased $330,000 and $505,000 for the three-month and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997. The increases were due to:

        o an increase in rental property operations and assisted living expenses as a result of additional payroll expenses; offset by

        o a decrease in general and administrative expenses as a result of legal expenses incurred in 1997 in connection with the dispute with our landlord on two assisted living communities which were not incurred in 1998; and

        o a decrease in depreciation and amortization expenses during the nine-month period due to certain leasehold improvements becoming fully amortized when the initial lease term of two communities expired in 1997. advertising expenses increased as a result of new marketing programs designed to increase occupancy.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the nine-month period ended September 30, 1998, cash provided by operating activities increased to $3.5 million compared to $3.2 million for the corresponding period in 1997. The increase was primarily due to timing of payments for accounts payable, accrued liabilities and amounts due to affiliates.

During the nine-month period ended September 30, 1998, our net cash used in investing activities increased to $0.8 million compared to $0.7 million for the corresponding period in 1997. Our investing activities consist of the following:

        o       improvements to existing buildings and leasehold property; and

        o       purchase of furniture, fixtures and equipment.

During the nine-month period ended September 30, 1998, our net cash used in financing activities increased to $2.8 million compared to $2.0 million for the corresponding period in 1997. Our financing activities consisted of the following:

        o       principal reduction on our notes payable;

        o payment of interest rate lock fees in connection with our proposed refinance; and

        o       distributions paid to our partners.

In July 1998, the Board of Directors of our Managing General Partner approved the refinancing of eight of our communities. The purpose of the refinancing was to take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market and provide a return of equity to the partners by borrowing against the increased value of these properties. Additionally, four of the eight communities are currently operated pursuant to long term operating leases. The financing would allow the majority owned entities to purchase the communities from their owners. As a result of this refinancing, our consolidated long-term debt on these communities would increase to approximately $40.4 million (including $14.8 million incurred for the purchase of the four communities) from $6.2 million.

In conjunction with this financing, we paid approximately $1.1 million of fees for an interest rate lock and loan commitment fees. These fees consist of $0.8 million of interest rate lock fees and $0.3 million of loan commitment fees. Subsequent to the quarter ended September 30, 1998, PRN Mortgage Capital LLC ("PRN"), the lender that was providing the financing, informed us that the commitment to provide a fixed rate financing was being revoked due to adverse market conditions in the commercial mortgage backed security market.

Currently, we are working with PRN to obtain an alternative financing on terms and conditions acceptable to all parties. We are also working to obtain a refund of all fees paid for the rate lock and financing commitment. Although there can be no assurance that such financing will be available on terms and conditions acceptable to us, it is our belief that such alternative financing will be obtained. Furthermore, while there can be no assurances that all of the rate lock and commitment fees will be returned, we will vigorously pursue a return of all fees, and will seek legal recourse if necessary.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

Of our ten assisted living communities, five are operated under long-term operating leases, four are owned directly, and one is owned which is subject to a ground lease.

We contemplate spending approximately $2.1 million for capital expenditures during 1998 for physical improvements at our communities. As of September 30, 1998, we have contracted for approximately $1.1 million of this amount. Funds for these improvements are expected to be available from operations. A portion of the funds for these improvements is expected to come from the refinancing referred to above.

There are no known material trends, favorable or unfavorable, in our capital resources, other than as described above, and there is no expected change in the mix of such resources.

YEAR 2000 ISSUE

Certain computer programs utilized by us were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Managing General Partner, which provides accounting services, intends to replace substantially all of its accounting information systems software during 1999. The Managing General Partner believes that with the conversion to the new accounting software, the Year 2000 Issue will not pose significant business or operating issues.

We are assessing our remaining software and operating equipment to determine whether any existing programs will have to be modified or replaced so that these systems will function properly with respect to dates in the year 2000 and thereafter. We anticipate completing this during the second quarter of 1999.

We have initiated communications with the third-party providers of certain of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We have completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 Issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be timely remedied or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

We expect to successfully implement the changes necessary to address these Year 2000 Issues, and do not believe that the cost of such actions will have a material effect on us. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the first quarter of 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 27, 1996, we filed actions in the Superior Court of the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). We lease the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. We seek a determination that we are not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against us, rent for the Campbell and Sunnyvale communities could increase significantly, which would reduce net income and distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods.

Two other communities leased by us, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, we may be required to file litigation to determine the rights under those leases.

We have negotiated the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to us and settlement of all claims. Further, we mutually have agreed to forebear from prosecuting the litigation during the pendency of the escrow. We expect to finance the entire purchase price and that the purchase of the properties will be completed in December 1998 however, there can be no assurance that this purchase will occur. In the event the purchase is completed, may result in a reduction in distributions to the partners because we will have debt payments, increases in property taxes and depreciation that will be higher than the current lease expenses. We are of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.   Exhibit 27 - Financial Data Schedule
   B.   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II,
A CALIFORNIA LIMITED PARTNERSHIP

                                       By:     ARV Assisted Living, Inc.,
                                               a Delaware Corporation
                                               (Managing General Partner)

                                       By:  /s/ Howard G. Phanstiel
                                            ------------------------------------
                                            Howard G. Phanstiel
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

                                       Date: November 13, 1998

                                       By:  /s/Paul Kuliev
                                            ------------------------------------
                                            Paul Kuliev
                                            Vice President, Controller


                                       Date: November 13, 1998

                                 EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

     27                            Financial Data Schedule