Form 10-K405
period 1998-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1999-03-31
CIK 830156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER: 0-26468

                                ----------------

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                      33-0278155
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

     245 FISCHER AVENUE, SUITE D-1                             92626
        COSTA MESA, CALIFORNIA                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                          UNITS OF LIMITED PARTNERSHIP

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 25, 1999 was 35,020.

================================================================================

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     PART I

                                                                           PAGE
                                                                           ----
PART I

Item 1:      Business..................................................      1
Item 2:      Properties................................................      6
Item 3:      Legal Proceedings.........................................      6
Item 4:      Submission of Matters to a Vote of Unit Holders...........      6

PART II

Item 5:      Market for Registrant's Common Equity and
             Related Stockholders Matters..............................      7
Item 6:      Selected Financial Data...................................      7
Item 7:      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............      7
Item 7a:     Quantitative and Qualitative Disclosures About
             Market Risk...............................................     11
Item 8:      Financial Statements and Supplementary Data...............     13
Item 9:      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................     13

PART III

Item 10:     Directors and Executive Officers of the Registrant........     13
Item 11:     Executive Compensation....................................     14
Item 12:     Security Ownership of Certain Beneficial Owners
             and Management............................................     15
Item 13:     Certain Relationships and Related Transactions............     15

PART IV

Item 14:     Exhibits and Financial Statement Schedules,
             and Reports on Form 8-K...................................     16

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     American Retirement Villas Properties II ("ARVP II") operates ten assisted living communities ("ALCs") in the state of California, five of which we own and five of which we leased. On March 2, 1999, we obtained financing and, through a wholly owned subsidiary, purchased four previously leased ALCs for approximately $14.3 million, so we now own nine ALCs and lease one ALC. Our ALCs house and provide personal care and support services to senior residents and contain an aggregate of 923 units. For the twelve months ended December 31, 1998, ARVP II's ALCs had a total average occupancy of approximately 89% as compared to 92% for the twelve months ended December 31, 1997.

     ARVP II was founded in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of ALCs. The general partners of ARVP II are ARV Assisted Living, Inc., ("ARVAL"), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, and Tony Rota (collectively known as the "General Partners").

     On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price of $720 per unit. Prior to the tender offer ARVAL owned 110 units. At the close of the tender offer on June 21, 1996, holders of approximately 15,524 units tendered their units representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,164 units tendered their units representing approximately 6.2% of all units. During 1997, ARVAL acquired 525 additional limited partnership units at a net cash price of approximately $720 per unit. As of December 31, 1998, ARVAL owns 18,323 units or approximately 52.3% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

THE ASSISTED LIVING MARKET

    Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior population who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

    We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

    Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 34 million people. That number is projected to grow to 20% of the total population, or 69 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 3.7 million and is projected to increase to 8.5 million by the year 2030.

    We believe that growth in the assisted living industry is being driven by several factors. Advances in the medical and nutrition fields have increased life expectancy, resulting in larger numbers of elderly people. Greater numbers of women in the labor force have reduced the supply of caregivers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the caregivers for the non-institutionalized elderly. The population of individuals living alone has increased significantly since 1960, largely as a result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

    Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care, which enables them to charge more. This contributes to a shortage of lower acuity care and increasing the pool of potential assisted living residents.

    While Certificates of Need generally are not required for ALCs, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on ALCs over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an ALC, provide an additional barrier to entry into the assisted living business.

    Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

    These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

OUR ASSISTED LIVING SERVICES

    We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

o Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process; when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

o Basic Service and Care Package. The basic service and care package at our ALCs generally include:
          - meals in a communal, "home-like" setting;
          - housekeeping;
          - linen and laundry service
          - social and recreational programs;
          - utilities; and
          - transportation in a van or minibus.

          Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market.

o Additional Services. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health which is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

          - Medication management
          - Assistance with dressing and grooming
          - Assistance with showering
          - Assistance with continence
          - Escort services
          - Status checks related to a recent hospitalization, illness, history of falls, etc.
          - Help with psychosocial needs, such as memory deficit or depression
          - Special nutritional needs and assistance with eating

         In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staff provides personalized care and specialized activity programs and medical directors oversee the medication regimens.

    In addition to the base rent, we typically charge between $375 and $1,375 per month plus an additional $10 per point for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

    There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which we may increase rates. Because we must provide advance notice of rate increases, generally at least 30 days, increases may lag behind increases in operating expenses.

    Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental wellbeing of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

     o home health care agencies to provide services the community cannot provide;
     o physical and occupational therapists to provide services to residents in need of such therapy; and
     o long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

     We arrange for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, all our ALCs have a comprehensive Wellness Program.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, our performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing us. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

COMPETITION

    The health care industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Sources of competition include:

     o    family members providing care at home;

     o numerous local, regional and national providers of assisted living and long-term care whose facilities and services range from home-based health care to skilled nursing facilities; and

     o    acute care hospitals.

     In addition, we believe that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of our competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to us.

    We also expect to face increased competition for the acquisition and development of ALCs. Some of our present and potential competitors are significantly larger or have, or may obtain, greater financial resources than we have. These forces could limit our ability to attract residents, attract qualified personnel, expand our business, or increase the cost of future acquisitions, each of which could have a material adverse effect on our financial condition, results of operations and prospects.

GOVERNMENT REGULATION

    Assisted Living. Health care is subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. However, we are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and localities where we operate or intend to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms that could impose additional regulations on us or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, skilled nursing or health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or our results of operations.

    SSI Payments. A portion of our revenue (approximately 5% of our assisted living revenue) comes from residents who receive SSI payments. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

RISKS COMMON TO OUR ASSISTED LIVING OPERATIONS

    Staffing and Labor Costs. We compete with other providers of assisted living and senior housing to attract and retain qualified personnel. We also rely on the available labor pool of employees, and unemployment rates are low in many areas where we operate. We make a genuine effort to remain competitive with other companies in our industry. Therefore, if it is necessary for us to increase pay and/or enhance benefits to maintain our competitive status in our industry, our labor costs could rise. We cannot provide assurance that if our labor costs do increase, they can be matched by corresponding increases in rental or assisted living revenue.

Obtaining Residents and Maintaining Rates. For the year ended December 31, 1998, our ALCs had an average combined occupancy rate of 89.0%. Occupancy may drop in our ALCs, primarily due to:

     o    changes in the health of residents;
     o increased competition from other assisted living providers, particularly those offering newer ALCs;
     o the reassessment of residents' physical and cognitive state and changes in management and staffing.

     We cannot assure that, at any time, any ALC will be substantially occupied at assumed rents. In addition, we may only achieve lease-up and full occupancy at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which we may increase prices. The implementation of rate increases for residents of new acquisitions may lag behind increases in operating expenses. In addition, if we fail to generate sufficient revenue, we may be unable to meet minimum rent obligations under our long-term operating leases and to make interest and principal payments on our indebtedness.

    General Real Estate Risks. The performance of our ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

     o an oversupply of, or a reduction in demand for, ALCs in a particular market;
     o    the attractiveness of properties to residents;
     o zoning, rent control, environmental quality regulations or other regulatory restrictions;
     o    competition from other forms of housing;
     o    our ability to provide adequate maintenance and insurance;
     o our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

     Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. If we fail to operate our ALCs effectively, it may have a material adverse effect on our business, financial condition and operating results.

    Restrictions Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties. We believe that our properties are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons, and the costs of compliance could be substantial.

    Geographic Concentration. All of our ALCs are located in California. The market value of these ALCs and the income generated from properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in California, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

    Insurance. We believe that we maintain adequate insurance coverage, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of our insurance, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We review our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms.

ITEM 2. PROPERTIES

     The following table sets forth, as of December 31, 1998, the location, the date on which operations commenced, number of units, and our interest in the ALC.

                                                      OPERATIONS
           COMMUNITY                LOCATION           COMMENCED      UNITS INTEREST
           ---------                --------           ---------      --------------
Retirement Inn of Burlingame    Burlingame, CA           1989          67   Leased
Retirement Inn of Campbell      Campbell, CA             1989          71   Leased
Covina Villa                    Covina, CA               1988          63   Fee-Owned,
                                                                             subject to ground lease
Retirement Inn of Daly City     Daly City, CA            1989          94   Fee-Owned
Retirement Inn of Fremont       Fremont, CA              1989          69   Leased
Retirement Inn of Fullerton     Fullerton, CA            1989          67   Fee-Owned
Montego Heights Lodge           Walnut Creek, CA         1989         162   Fee-Owned
Retirement Inn of Sunnyvale     Sunnyvale, CA            1989         123   Leased
Valley View Lodge of Rossmoor   Walnut Creek, CA         1989         124   Fee-Owned
Inn at Willow Glen              San Jose, CA             1989          83   Leased

     On March 2, 1999, we purchased our landlords' fee interests in the Retirement Inn of Burlingame, Retirement Inn of Campbell, Retirement Inn of Fremont and Retirement Inn of Sunnyvale.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1996, we filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). We leased the Campbell and Sunnyvale ALCs under long-term leases, which were assumed when the ALCs were acquired. A dispute arose as to the amount of rent due during the 10-year lease renewal periods that commenced in August 1995 for Campbell and March 1996 for Sunnyvale.

     Two other communities we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities that are related to the entities that own the Campbell and Sunnyvale communities. We have mutually negotiated the terms of a purchase agreement involving the sale of the landlords' fee interest in all four ALCs and settlement of all claims. On March 2, 1999, we obtained financing and, through a wholly owned subsidiary, purchased the landlords' interests in four previously leased ALCs for approximately $14.3 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to Unitholders during the fiscal year.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED UNITHOLDER MATTERS

     There is no established public trading market for our securities. As noted in Item 1, ARVAL, our Managing General Partner tendered for our limited partnership units in May 1996 and July 1996. During 1997, ARVAL acquired 525 additional units at a net cash price of approximately $720 per unit. As of December 31, 1998, ARVAL owned 18,323 limited Partnership units or approximately 52.3% of outstanding limited partner units.

     As of December 31, 1998, there were approximately 1,821 Unitholders of record owning 35,019.88 Units. For the years ended December 31, 1998, 1997 and 1996, we made limited partner distributions of $53.63 per Unit, $45.24 per Unit, and $60.77 per Unit, respectively. The return of capital for the years ended December 31, 1998, 1997 and 1996 was $2.38 per unit, $0 per unit, and $16.22 per unit, respectively. There were distributions of earnings for the years ending December 31, 1998, 1997 and 1996 of $51.25 per unit, $45.24 per unit, and $44.55 per unit, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of our last five fiscal years. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.

                                      1998        1997        1996        1995        1994
                                    --------    --------    --------    --------    --------
                                                 (IN THOUSANDS EXCEPT UNIT DATA)
     Revenue                        $ 19,599    $ 19,044    $ 17,834    $ 16,982    $ 16,003

     Net income (loss)                 1,813       2,878       1,576         873        (107)

     Net income (loss)
      (per limited partner unit)       51.25       81.35       44.55       24.71       (3.04)
     Total assets                     21,836      21,929      20,801      21,524      22,765
     Partners' capital                13,439      13,523      12,245      12,819      13,765
     Notes payable                     6,170       6,403       6,562       7,212       7,189
     Distributions of earnings         51.25       45.24       44.55       24.71          --
     Distributions - return of
        capital                         2.38          --       16.22       39.57       55.45
     Total distributions (per
        limited partner unit)          53.63       45.24       60.77       64.28       55.45

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. During 1998, net cash provided by operating activities was approximately $2.5 million compared to $4.7 million and $3.3 million for 1997 and 1996, respectively.

     Given the age of the ALCs (ages range from 12 to 24 years with an average age of 20.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs. We expect to fund repairs and improvements primarily from our operating cash flow. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations will either be reduced or eliminated to the Partners in the near term. Our General Partners expect that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

     During 1998, net cash used in investing activities was $1.3 million compared to $1.2 million and $0.7 million for 1997 and 1996, respectively. The primary investing activities consist of property improvements and the purchase of furniture, fixtures and equipment.

     During 1998, net cash used in financing activities was $2.1 million compared to $2.0 million and $2.6 million for 1997 and 1996, respectively. Cash used in financing activities is primarily the result of distribution payments made to the unit holders and repayments on notes payables.

     Our Managing General Partners' Board of Directors approved the refinancing of 8 ALCs in July 1998 to:

     o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;
     o    provide a return of equity to the limited partners;
     o    borrow against the increased value of these properties; and
     o finance the purchase of four ALCs that were previously operated under long term operating leases.

      In conjunction with this financing, we paid the lender approximately $1.3 million of fees for an interest rate lock and $0.1 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999. We have included the remaining $1.1 million of fees in interest expense in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

     In March 1999, we obtained a bridge loan of approximately $14.7 million, enabling us to purchase four previously leased properties from our landlords. The loan bears interest at the greater of the bank's prime rate or 7.75%, required monthly interest payments and all unpaid principal and interest is due on July 31, 2000. We are currently working with the same bank to refinance the above 8 ALCs (inclusive of the four previously leased properties) and anticipate that the refinancing will be complete by May 31, 1999, however, no assurances can be given that the refinancing will be completed.

     Our General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. Our General Partners believe that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates. We have long term debt of approximately $6.2 million as of December 31, 1998, which in 1999, increased to $20.9 million after the purchase of the four previously leased properties.

CAPITAL RESOURCES

     During 1999, we will continue our refurbishment program in order to repair, maintain and physically improve the ten ALCs. We expect that the funds for these improvements should be available from operations or our replacement reserves. Other than as disclosed above, there are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

                                                                Increase/
(DOLLARS IN MILLIONS)                          1998     1997   (decrease)
--------------------------------------------------------------------------
     Revenue:
       Assisted living community revenue       $19.1    $18.7      1.8%
       Interest and other revenue                0.5      0.3     71.8%
                                               -----    -----    -----
               Total revenue                    19.6     19.0      2.9%
                                               -----    -----    -----
     Costs and expenses:
       Assisted living operating expenses       12.0     11.3      6.4%
       General and administrative                1.1      1.3    (16.7)%
       Communities rent                          1.2      1.2      0.9%
       Depreciation and amortization             1.1      1.1     (1.1)%
       Property taxes                            0.5      0.5      6.7%
       Advertising                               0.2      0.2     (9.1)%
       Interest                                  1.7      0.5    213.0%
                                               -----    -----    -----
               Total costs and expenses         17.8     16.1     10.0%
                                               -----    -----    -----
               Net income                      $ 1.8    $ 2.9    (37.0)%
                                               =====    =====    =====

     The increase in assisted living community revenue is attributable to:

          o the increase in assisted living penetration to 53.4% for the year ended December 31, 1998 compared with 46.2% for the year ended December 31, 1997;
          o the increase in average rate per occupied unit to $1,921 for the year ended December 31, 1998 as compared with $1,802 for the year ended December 31, 1997; offset by:
          o the decrease in average occupancy for our ALCs to 89.0% for the year ended December 31, 1998 as compared with 92.0% for the year ended December 31, 1997.

     The increase in interest and other revenue is attributable to:

          o    interest bearing bank accounts used during 1998; and
          o the increase in processing and other resident fees for the year ended December 31, 1998.

     The increase in assisted living operating expenses is attributable to:

          o    staffing requirements related to increased assisted living
          o    services provided; and
          o    increased wages of staff.

     The decrease in general and administrative costs are attributable to:

          o the reduction of legal expenses paid in 1998 for the Casa Amigo litigation; and
          o the reduction of the partnership management fee in 1998 related to decreased partnership cash flow.

     Depreciation and amortization, property taxes and advertising expenses remained constant between years.

     The increase in interest expense is related to $1.1 million of interest rate lock and commitment fees incurred in connection with the failed refinance of certain notes payable.

THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

(DOLLARS IN MILLIONS)                                           Increase/
                                               1997     1996    (decrease)
                                               ----     ----    ----------
     Revenue:
       Assisted living community revenue       $18.7    $17.6      6.3%
       Interest and other revenue                0.3      0.2     43.8%
                                               -----    -----    -----
               Total revenue                    19.0     17.8      6.8%
                                               -----    -----    -----
     Costs and expenses:
       Assisted living operating expenses       11.3     11.0      2.2%
       General and administrative                1.3      1.3      5.6%
       Communities rent                          1.2      1.2      0.3%
       Depreciation and amortization             1.1      1.6    (33.1)%
       Property taxes                            0.5      0.5      6.7%
       Advertising                               0.2      0.1    169.5%
       Interest                                  0.5      0.5     (4.9)%
                                               -----    -----    -----
               Total costs and expenses         16.1     16.2     (0.6)%
                                               -----    -----    -----
               Net income                      $ 2.9    $ 1.6     82.6%
                                               =====    =====    =====

     The increase in assisted living community revenue is attributable to:

          o the increase in assisted living penetration to 46.2% for the year ended December 31, 1997 compared with 41.4% for the year ended December 31, 1996;
          o the increase in average rate per occupied unit to $1,802 for the year ended December 31, 1997 as compared with $1,679 for the year ended December 31, 1996; offset by:
          o the decrease in average occupancy for our ALCs to 92.0% for the year ended December 31, 1997 as compared with 93.2% the year ended December 31, 1996.

     The increase in interest and other revenue is attributable to the increase in processing and other resident fees for the year ended December 31, 1997.

     The increase in assisted living operating expenses is attributable to staffing requirements related to increased assisted living services provided.

     General and administrative costs and communities rent remained consistent between years.

     Depreciation and amortization expense decreased during the year ended December 31, 1997 due to:

          o the full amortization of assets associated with the expiration of the initial lease term of four ALCs; and
          o    the extension of the depreciable lives of certain of our assets.

     Property taxes, advertising and interest expenses remained constant between years.

FUTURE CASH DISTRIBUTIONS

     Our General Partners believe that our ability to make cash distributions to limited partners depends on factors such as our ability to rent the available units and maintain high occupancies and rates, our ability to control both operating and administrative expenses, our ability to maintain adequate working capital, the absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation, our ability to generate proceeds from the sales of properties and our ability to renew the final existing lease under favorable terms.

YEAR 2000

General

     We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 Issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 Issues.

Program

     Our program is focused on the following three main projects:

          o information technology infrastructure - all of our hardware and software systems;
          o community maintenance - community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and
          o    third party suppliers/vendors.

     For each component, we are addressing the Year 2000 Issues in the following six phases:

          o    taking inventory of systems with potential Year 2000 Issues;
          o    assigning priorities to systems identified with Year 2000 Issues;
          o assessing items which may have a material effect on our operations;
          o    testing items assessed as material;
          o    replacing or repairing material non-compliant items; and
          o    designing and implementing business continuation plans.

     We have initiated communications with the third-party providers of certain of our administrative services, as well as our significant suppliers of services and products, to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

Costs

     We expect to successfully implement the changes necessary to address our Year 2000 Issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment.

Risks

     We believe that our Year 2000 program will be completed by the end of the second quarter of 1999. Our program's schedule is based on a number of factors and assumptions, such as:

          o    the accuracy and completeness of responses to our inquiries; and
          o    the availability of skilled personnel to complete the program.

     Our program's schedule could be adversely impacted if either of the factors and assumptions is incorrect. The failure to correct a material Year 2000 Issue could result in an interruption in our normal business operations. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

     We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the second quarter of 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment".

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1998. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $3,000.

     The table below details the principal amount and the average interest rates of notes payable in each category based upon the expected maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed rate debt consists of mortgage payables and capital leases. The fixed rate debt bears interest at rates that approximate current market value.

                                                            EXPECTED MATURITY DATE
                                                                                                     FAIR
                            1999       2000       2001       2002       2003   THEREAFTER   TOTAL    VALUE
                            ----       ----       ----       ----       ----   ----------   -----    -----
                                                            (DOLLARS IN THOUSANDS)
Fixed rate debt .....   $     184  $     170  $     166  $     179  $     194  $   5,021    $5,914   $5,914
Average interest rate        8.37%      8.03%      7.86%      7.86%      7.86%      7.83%

Variable rate debt ..   $      64  $      64  $      64  $      64  $    --    $    --      $  256   $  256
Average interest rate        8.75%      8.75%      8.75%      8.75%                           --       --

     We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and the Report of Independent Auditors are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS

JOHN A. BOOTY, age 60, one of ARVAL's founders, retired in September 1996 after serving as president since the date of the ARVAL's inception in 1985. Since his retirement he has served as a consultant to ARVAL and a Director. He also served as interim president of ARVAL from October 1997 to January 1998 and as interim chief executive officer from October 1997 to December 1997.

DAVID P. COLLINS, age 61, has served ARVAL in several capacities since 1981. He currently is president of ARV Assisted Living International, Inc., a wholly-owned subsidiary of ARVAL. From 1985 to January 1998, Mr. Collins was a senior vice president of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities.

GARY L. DAVIDSON, age 64, an attorney and one of ARVAL's founders, has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, age 63, was associated with KPMG LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, age 70, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

HOWARD G. PHANSTIEL, age 50, was appointed chairman and chief executive officer and a Director of ARVAL on December 5, 1997 and resigned on March 23, 1999. Prior to joining ARVAL he was executive vice president of finance and information systems, of Wellpoint Health Networks, Incorporated, a large managed care company, from December 1994 to September 1997. From 1989 to 1994 he served in various capacities at Prudential Bache, including chairman and chief executive officer of Prudential Bache International Bank and managing director of Prudential Bache Securities, Inc.

DOUGLAS M. PASQUALE, age 44, was appointed president and chief executive officer of ARVAL on March 26, 1999. He joined ARVAL as president and chief operating officer on June 1, 1998, and was named a Director in October 1998. Prior to joining ARVAL, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

SHEILA M. MULDOON, age 43, served as secretary and general counsel for ARVAL from 1996 until her resignation in March 1999. She joined ARVAL as vice president and assistant general counsel in 1994. She was named a senior vice president in March 1998. Prior to joining ARVAL, Ms. Muldoon was the general counsel of Osprey Financial Group, Inc. from 1993 to 1994.

PATRICIA J. GIFFORD, MD, age 51, a geriatrician, was appointed senior vice president and chief medical officer of ARVAL on June 12, 1998. Prior to joining ARVAL she served as medical director for the Monarch Healthcare medical group, an independent practice association made up of 130 primary care physicians in Southern California. She joined Monarch in 1996 as clinical director, Subacute Service. From 1995 to 1998 Dr. Gifford also served as medical director of Wellness and Geriatrics for Saddleback Memorial Medical Center in Laguna Hills, California, a role that became a part-time position when she joined Monarch. From 1995 to 1997 she also served part-time as medical director of the Freedom Village Continuing Care Residential Community in Lake Forest, CA. Dr. Gifford was clinical director of Geriatrics at Huntington Memorial Hospital in Pasadena, California from 1990 to 1995.

ABDO H. KHOURY, age 49, was appointed senior vice president and chief financial officer of ARVAL on March 30, 1999. Previously he had served ARVAL as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to ARVAL in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DIRECTORS OF ARVAL

For a description of Messrs. Phanstiel, Pasquale, Booty and Collins, please see above.

ROBERT P. FREEMAN, age 54, is a principal and chief investment officer of Lazard Freres Real Estate Investors LLC, as well as a managing director of Lazard Freres & Co. LLC, which he joined in 1992. He currently is a director of American Apartment Communities, Atlantic American Properties Trust, Commonwealth Atlantic Properties, The Fortress Group and Kapson Senior Quarters Corp.

KENNETH M. JACOBS, age 40, is a managing director in the Banking Group of Lazard Freres & Co., LLC, a position he has held since 1991.

MAURICE J. DEWALD, age 59, is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

MURRY N. GUNTY, age 32, is a principal of Lazard Freres Real Estate Investors LLC, which he joined in 1995. From 1993 to 1995 he was associated with J. E. Robert Company, a real estate investment company. He currently is a director of Atlantic American Properties Trust, Kapson Senior Quarters Corp., The Fortress Group and The Rubenstein Company.

R. BRUCE ANDREWS, age 58, has served as president, chief executive officer and a director of Nationwide Health Properties, Inc., a real estate investment trust, since 1989. He is also a director of Center Trust Retail Properties. Effective January 13, 1999, Mr. Andrews resigned from ARVAL's Board of Directors.

JOHN J. RYDZEWSKI, age 46, is an investment banker specializing in health care finance and has been a principal of Benedetto, Gartland & Company, Inc. since 1993. From October 1997 to December 1997, he served as interim chairman of the Company's Board. Effective January 13, 1999, Mr. Rydzewski resigned from ARVAL's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by our General Partners.

Acquisition Fees
(ARV Assisted Living, Inc.)             A property acquisition fee of 2% of
                                        Gross Offering Proceeds to be paid for
                                        services in connection with the
                                        selection and purchase of Projects and
                                        related negotiations. In addition, a
                                        development, processing and renovation
                                        fee of 5.5% of Gross Offering Proceeds
                                        to be paid for services in connection
                                        with negotiations for or the renovation
                                        or improvement of existing ALCs and the
                                        development, processing or construction
                                        of Projects we have developed. There
                                        were no property acquisitions,
                                        development, processing and renovation
                                        fees for the years ending December 31,
                                        1998, 1997 and 1996.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)             Rent-up and staff training fees of 4.5%
                                        of the Gross Offering Proceeds allocated to each specific acquired or developed
                                        Project. Such fees will be paid for
                                        services in connection with the opening
                                        and initial operations of the Projects
                                        including, without limitation, design
                                        and implementation of the advertising,
                                        direct solicitation and other campaigns
                                        to attract residents and the initial
                                        hiring and training of managers, food
                                        service specialists, activities
                                        directors and other personnel employed
                                        in the individual communities. There
                                        were no rent-up and staff training fees
                                        for the years ending December 31, 1998,
                                        1997 and 1996.

Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5% of gross
                                        revenue is paid for managerial services
                                        including general supervision, hiring of onsite management personnel employed by
                                        ARVAL, renting of units, installation
                                        and provision of food service,
                                        maintenance, and other operations. For
                                        the years ended December 31, 1998, 1997
                                        and 1996, the property management fee
                                        amounted to $974,000, $952,000, and
                                        $892,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A partnership management fee of 10% of
                                        cash flow before distributions is paid
                                        for implementing our business plan,
                                        supervising and managing our affairs
                                        including general administration and
                                        coordination of legal, audit, tax, and
                                        insurance matters. For the years ended
                                        December 31, 1998, 1997 and 1996, our
                                        management fee amounted to $333,000,
                                        $422,000, and $399,000, respectively.

Sale of Partnership Projects
(General Partners)                      The Limited Partnership Agreement
                                        permits payment in the form of real
                                        estate commissions to the General
                                        Partners or its Affiliates. Any such
                                        compensation shall not exceed 3% of the
                                        gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the years ended
                                        December 31, 1998, 1997 and 1996, no
                                        real estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)             ARVAL is entitled to receive 15% of the
                                        Proceeds of Sale or Refinancing
                                        subordinated to a return to the limited
                                        partners of Initial Capital
                                        Contributions plus an 8%-10% (depending
                                        on the timing of the limited partners'
                                        investment) per annum cumulative, but
                                        not compounded, return thereon from all
                                        sources. For the years ended December
                                        31, 1998, 1997 and 1996, no
                                        subordinated incentive compensation was
                                        earned.

Partnership Interest
(General Partners)                      1% of all items of capital, profit or
                                        loss, and liquidating Distributions,
                                        subject to a capital account adjustment, is paid to our General Partners.

Reimbursed Expenses
(General Partners)                      All of our expenses are billed directly
                                        to and paid by us. Our General Partners
                                        may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by us. Our Managing Partner is reimbursed for administrative services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which we would be required to pay to independent parties for comparable administrative services in the same geographic location. Total reimbursements to ARVAL amounted to $7.1 million, $6.6 million, and $6.0 million for the years ended
                                        December 31, 1998, 1997 and 1996,
                                        respectively.


SEE FOOTNOTE 3 OF NOTES TO FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                         NAME AND ADDRESS OF         AMOUNT AND NATURE OF     PERCENT OF
  TITLE OF CLASS         BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
  --------------         -------------------         --------------------     ----------
Limited Partnership      ARV Assisted Living, Inc.     18,323 units             52.3%
   Units                 245 Fischer Ave., D-1         Direct ownership
                         Costa Mesa, CA 92626

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the compensation earned by our General Partners, as set out under ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from us. Our Managing Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular ALCs are generating Cash Flow or otherwise benefiting us, a conflict of interest could arise in that it might be to the advantage of our General Partners that a community be retained or refinanced rather than sold. On the other hand, an Affiliate of our General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

     Our General Partners have authority to invest our funds in properties or entities in which they or any Affiliate have an interest, provided we acquire a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. Our General Partners or Affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for us, provided that such property is purchased by us at cost (including acquisition, closing and carrying costs). Our General Partners will not commingle our funds with those of any other person or entity.

     Conflicts of interest exist to the extent that ALCs owned or operated compete, or are in a position to compete for residents, general managers or key employees with ALCs owned or operated by our General Partners and Affiliates in the same geographic area. Our General Partners seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any ALC.

     Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Total Savings Plan expense was $20,000 and $21,000 for the years ended December 31, 1998 and 1997, respectively.

     Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time as us. Our General Partners seek to reduce any such conflicts by making prospective purchasers aware of all ALCs available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

          o    Independent Auditors' Report;
          o    Balance Sheets - December 31, 1998 and 1997;
          o    Statements of Income - Years Ended December 31, 1998, 1997 and
               1996;
          o Statements of Partners' Capital - Years Ended December 31, 1998, 1997 and 1996;
          o Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996;
          o    Notes to Financial Statements.; and
          o Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1998.

(b) Reports on Form 8-K. The Registrant did not file any 8-K reports during the last quarter of 1998.

(c) Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN RETIREMENT VILLAS PROPERTIES II,
    A CALIFORNIA LIMITED PARTNERSHIP,
    BY THE FOLLOWING PERSONS ON OUR BEHALF.

/s/ DOUGLAS M. PASQUALE
----------------------------------------
By: Douglas M. Pasquale,
    President, Chief Executive
    Officer and Director of ARVAL,
    Managing General Partner

/s/ ABDO H. KHOURY
----------------------------------------
By: Abdo H. Khoury,
    Senior Vice President,
    Chief Financial Officer of
    ARVAL, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf of and in the capacities and on the dates indicated.

         SIGNATURE                                TITLE                            DATE
         ---------                                -----                            ----

/s/ DOUGLAS M. PASQUALE      President, Chief Executive Officer and           March 31, 1999
--------------------------   Director of ARVAL, Managing General Partner
     Doug M. Pasquale


/s/ ABDO H. KHOURY           Senior Vice President and Chief Financial        March 31, 1999
--------------------------   Officer of ARVAL, Managing General Partner
    Abdo H. Khoury

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                        Financial Statements and Schedule

                                Items 8 and 14(a)

                        December 31, 1998, 1997 and 1996

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

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

                   Index to Financial Statements and Schedule

                                                                                           PAGE
                                                                                           ----
Independent Auditors' Report                                                               F-1

Balance Sheets - December 31, 1998 and 1997                                                F-2

Statements of Income - Years ended December 31, 1998, 1997 and 1996                        F-3

Statements of Partners' Capital - Years ended December 31, 1998, 1997 and 1996             F-4

Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996                    F-5

Notes to Financial Statements                                                              F-6

Schedule

Real Estate and Related Accumulated Depreciation and Amortization -
     December 31, 1998                                                                Schedule III

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG LLP

Orange County, California
March 31, 1999

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                                 Balance Sheets

                           December 31, 1998 and 1997

                          (In thousands, except units)

                          ASSETS                              1998      1997
                                                             -------   -------
Properties, at cost:
   Land                                                      $ 2,903   $ 2,903

   Buildings and improvements, less accumulated
    depreciation of $6,435 and $5,827 in 1998 and
    1997, respectively                                        14,448    14,521

   Leasehold property and improvements, less
    accumulated depreciation of $5,752 and $5,686
    in 1998 and 1997, respectively                               616       468

   Furniture, fixtures and equipment, less
    accumulated depreciation of $1,145 and $976 in
    1998 and 1997, respectively                                1,193     1,098
                                                             -------   -------
         Net properties                                       19,160    18,990

Cash                                                             953     1,857
Other assets, including impound accounts of $898
  and $756 in 1998 and 1997, respectively                      1,723     1,082
                                                             -------   -------

                                                             $21,836   $21,929
                                                             =======   =======

                LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Notes payable                                             $ 6,170   $ 6,403
   Accounts payable                                              698       832
   Accrued expenses                                              569       414
   Amounts payable to affiliate                                  453       277
   Distributions payable to Partners                             507       480
                                                             -------   -------

         Total liabilities                                     8,397     8,406
                                                             -------   -------

Commitments and contingencies

Partners' capital:
   General partners                                              282       283
   Limited partners, 35,020 units authorized,
     issued and outstanding                                   13,157    13,240
                                                             -------   -------

         Total partners' capital                              13,439    13,523
                                                             -------   -------
                                                             $21,836   $21,929
                                                             =======   =======

                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                              Statements of Income

                  Years ended December 31, 1998, 1997 and 1996

                     (In thousands, except amounts per unit)

                                                   1998      1997      1996
                                                  ------    ------    ------
Revenues:
   Rent                                          $15,400   $15,638   $15,108
   Assisted living                                 3,663     3,094     2,509
   Interest                                          105        17        15
   Other                                             431       295       202
                                                  ------    ------    ------

         Total revenues                           19,599    19,044    17,834
                                                  ------    ------    ------

Costs and expenses:

   Rental property operations (including
    $6,291, $5,896, and $5,820 related to
    affiliates in 1998, 1997 and 1996,
    respectively)                                 10,613    10,050    10,026
   Assisted living (including $1,358, $1,211
    and $989 related to affiliates in 1998,
    1997 and 1996, respectively).                  1,390     1,235     1,014
   General and administrative (including
    $715, $843, and $522 related to
    affiliates in 1998, 1997 and 1996,
    respectively)                                  1,118     1,342     1,271
   Communities rent                                1,187     1,176     1,172
   Depreciation and amortization                   1,111     1,123     1,678
   Property taxes                                    529       496       465
   Advertising                                       201       221        82
   Interest                                        1,637       523       550
                                                  ------    ------    ------
         Total costs and expenses                 17,786    16,166    16,258
                                                  ------    ------    ------
         Net income                               $1,813    $2,878    $1,576
                                                  ======    ======    ======

Basic and diluted income per limited
  partner unit                                    $51.25    $81.35    $44.55
                                                  ======    ======    ======

                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1998, 1997 and 1996

                     (In thousands, except amounts per unit)

                                                                           TOTAL
                                                GENERAL      LIMITED      PARTNERS'
                                                PARTNERS     PARTNERS      CAPITAL
                                                --------     --------     ---------
Balance at December 31, 1995                    $    276     $ 12,543     $ 12,819

Distribution to partners ($60.77 per limited
  partner unit)                                      (22)      (2,128)      (2,150)

Net income                                            16        1,560        1,576
                                                --------     --------     --------

Balance at December 31, 1996                         270       11,975       12,245

Distribution to partners ($45.24 per limited
  partner unit)                                      (16)      (1,584)      (1,600)

Net income                                            29        2,849        2,878
                                                --------     --------     --------

Balance at December 31, 1997                         283       13,240       13,523

Distribution to partners ($53.63 per limited
  partner unit)                                      (19)      (1,878)      (1,897)

Net income                                            18        1,795        1,813
                                                --------     --------     --------

Balance at December 31, 1998                    $    282     $ 13,157     $ 13,439
                                                ========     ========     ========

                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                     1998        1997        1996
                                                    -------     -------     -------
Cash flows from operating activities:
   Net income                                       $ 1,813     $ 2,878     $ 1,576
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  1,111       1,123       1,678
       Change in assets and liabilities:
        (Increase) decrease in other assets            (641)        434        (326)
        Increase in accounts payable and
          accrued expenses                               21         183         305
        Increase in amounts payable to affiliate        176          88          34
                                                    -------     -------     -------

               Net cash provided by operating
                activities                            2,480       4,706       3,267
                                                    -------     -------     -------

Cash flows used in investing activities -
   capital expenditures                              (1,281)     (1,198)       (748)
                                                    -------     -------     -------

Cash flows from financing activities:
   Principal repayments on notes payable               (233)       (159)       (150)
   Repayments on line of credit                          --          --        (500)
   Distributions paid                                (1,870)     (1,862)     (1,988)
                                                    -------     -------     -------

               Net cash used in financing
                activities                           (2,103)     (2,021)     (2,638)
                                                    -------     -------     -------

               Net increase (decrease) in cash         (904)      1,487        (119)

Cash at beginning of year                             1,857         370         489
                                                    -------     -------     -------

Cash at end of year                                 $   953     $ 1,857     $   370
                                                    =======     =======     =======

Supplemental disclosure of cash flow
 information - cash paid during the year
 for interest                                       $ 1,637     $   523     $   550
                                                    =======     =======     =======

Supplemental disclosure of noncash financing
 activities:
   Distributions accrued to partners                $   450     $   442     $   162
                                                    =======     =======     =======

                 See accompanying notes to financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited partnership)

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF ACCOUNTING

         American Retirement Villas Properties II maintains records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

    CARRYING VALUE OF REAL ESTATE

        Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

          Buildings and improvements......................   27.5 to 35 years
          Leasehold property and improvements.............   Lease term
          Furniture, fixtures and equipment...............   3 to 7 years

         In 1996, we extended the estimated useful lives of buildings and improvements to better reflect the estimated periods during which such assets will remain in service. The change had the effect of reducing depreciation expense and increasing net income by approximately $51,000 ($1.44 per limited partner unit).

         We review our long-lived assets for impairments when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

    USE OF ESTIMATES

         In the preparation of our financial statements in conformity with generally accepted accounting principles, we have made estimates and assumptions that affect the following:

          o reported amounts of assets and liabilities at the date of the financial statements;
          o disclosure of contingent assets and liabilities at the date of the financial statements; and
          o reported amounts of revenues and expenses during the reporting period.

          Actual results could differ from those estimates.

    IMPOUND ACCOUNTS

         The U.S. Department of Housing and Urban Development ("HUD") finances certain of our properties. HUD holds our funds in impound accounts for payment of property taxes, insurance and future property improvements (replacement reserves) on these properties. We include these impound accounts in other assets.

    LOAN FEES

         We amortize loan fees using the interest method over the term of the notes payable and include them in other assets.

    REVENUE RECOGNITION

         Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

    ADVERTISING COSTS

         We expense all advertising costs as they are incurred.

    INCOME TAXES

         Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership.

         We have not requested a ruling from the Internal Revenue Service to the effect that we will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. We have received an opinion of counsel as to our tax status prior to the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

         Following are our assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for Federal income tax reporting purposes at December 31 (in thousands):

                                   1998                          1997
                          -----------------------       ------------------------
                           GAAP            TAX           GAAP             TAX
                           BASIS         BASIS(1)        BASIS          BASIS(1)
                          -------        --------       -------         -------
    Total assets          $21,836        $35,231        $21,929         $28,211
                          =======        =======        =======         =======
    Total liabilities     $ 8,397        $ 8,089         $8,406         $ 7,964
                          =======        =======        =======         =======

         Following are the differences between the financial statement and tax return income (in thousands):

                                                              1998         1997       1996
                                                             ------       ------     ------
         Net income per financial statements                 $1,813       $2,878     $1,576
         Depreciation differences on property (1)             (344)        (496)       (47)
         Amortization differences on intangible assets (1)    (158)         (47)        363
         Other (1)                                               34          178         42
                                                             ------       ------     ------
         Taxable income per Federal tax return(1)            $1,345       $2,513     $1,934
                                                             ======       ======     ======

-------------
    (1) Unaudited

    NET INCOME PER LIMITED PARTNER UNIT

         We based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in 1998, 1997 and 1996.

         Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. The adoption of SFAS No. 128 did not have an impact on our financial statements.

    RECENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS 131 did not have an impact on the financials statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment".

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

         We were formed on February 9, 1988 for the purpose of acquiring, developing and operating residential retirement communities Our term is 59 years and may be dissolved earlier under certain circumstances. Limited Partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGHs and pension plans and 5 units for all other investors) were offered for sale to the general public. A maximum number of 35,000 units were offered at $1,000 per unit and an additional 25 units were issued in lieu of commissions. We were initially capitalized by a $1,000 contribution from a Limited Partner and a $500 contribution from our General Partners. We reached our maximum capitalization in October 1989, representing a total capital investment of $35,000,000. In June 1990, we repurchased and effectively retired 5 units for $4,600 (the balance of unreturned initial contributions) from a Limited Partner. No additional capital contributions will be required from any Limited Partner. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

         Our Managing General Partner is ARV Assisted Living, Inc. (ARVAL), a Delaware corporation, and the individual General Partners are John A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. Our General Partners are not required to make capital contributions to the Partnership.

         Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 1% to the General Partners and 99% to the Limited Partners. Cost recovery deductions for each year are allocated 1% to our General Partners and 99% to the Limited Partners who are taxable investors.

         Cash available for distribution from operations, which is determined at the sole discretion of the Managing General Partner, is to be distributed 1% to the General Partners and 99% to the Limited Partners.

         Upon any sale, refinancing or other disposition of our real properties, distributions are to be made 1% to our General Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% to our General Partners and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets we own are to be distributed in accordance with positive capital account balances.

(3) TRANSACTIONS WITH AFFILIATES

         Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues amounting to $974,000, $952,000, and $892,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, we pay a Partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounted to $333,000, $422,000 and $399,000, for the years ended December 31, 1998, 1997 and 1996, respectively. Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distributions from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

         We reimburse ARVAL for certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses they pay on our behalf. The total reimbursements to ARVAL are included in rental property operations, assisted living and general and administrative expenses in the accompanying statements of income amounted to $7.1 million, $6.6 million, and $6.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Effective April 1, 1997, ARVAL began allocating bulk expenses on a monthly basis in order to increase efficiency. As a result, all costs allocated in 1997 are included in general and administrative expenses, which accounts for the increase in general and administrative expenses from 1996 to 1997.

         Prior to 1995, we paid our Managing General Partner an investment advisory fee for services rendered with respect to property acquisitions up to a maximum of 2% of the gross offering proceeds. In addition, our Managing General Partner was entitled to a development and processing fee of a maximum of 5.5% of gross offering proceeds allocated to a particular project. Investment advisory and development and processing fees were capitalized to properties to the extent that gross offering proceeds were allocated to the respective properties acquired.

         Amounts payable to affiliates at December 31, 1998 and 1997 include expense reimbursements and accrued property management and partnership management fees.

(4) PROPERTIES

         The following table sets forth, as of December 31, 1998, the location, the date on which operations commenced and number of units in the property.

                                                            OPERATIONS
                  COMMUNITY                 LOCATION         COMMENCED       UNITS
                  ---------             ----------------    ------------   -------
        Retirement Inn of Burlingame    Burlingame, CA          1989           67
        Retirement Inn of Campbell      Campbell, CA            1989           71
        Covina Villa                    Covina, CA              1988           63
        Retirement Inn of Daly City     Daly City, CA           1989           94
        Retirement Inn of Fremont       Fremont, CA             1989           69
        Retirement Inn of Fullerton     Fullerton, CA           1989           67
        Montego Heights Lodge           Walnut Creek, CA        1989          162
        Retirement Inn of Sunnyvale     Sunnyvale, CA           1989          123
        Valley View Lodge of Rossmoor   Walnut Creek, CA        1989          124
        Inn at Willow Glen              San Jose, CA            1989           83

(5) COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS:

    Covina Villa

         In October 1988, we purchased Covina Villa, an existing assisted living community in Covina, California. In conjunction with the acquisition, we assumed a ground lease, expiring in 2037, covering the land on which the community is built. Pledged as collateral for the ground lease is a security interest in the community property and in all furniture, fixtures and equipment which we place in the community. Rent expense under the ground lease for 1998, 1997 and 1996 was $116,000, $110,000 and $103,000,
    respectively.

    Retirement Inns of America

         In April 1989, we acquired the operations of eight existing assisted living communities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, we acquired certain assets and assumed certain liabilities relating to the operations of the communities. We purchased three of the communities and assumed a tenant's position under long-term operating leases for the other five communities. Rent expense under the operating leases for 1998, 1997 and 1996 was $1,071,000, $1,066,000 and $1,069,000, respectively. The original expiration dates for the leases ranged from August 1995 to November 1997. We exercised our first of two options to extend each of the leases for an additional ten years. On March 2, 1999, we purchased our landlords' fee interests in four of the five operating leases.

         Future minimum lease payments under all ground and community leases, which are treated as operating leases, are as follows (in thousands) at December 31, 1998:


               Year ending December 31:
                    1999                          $  459
                    2000                             320
                    2001                             320
                    2002                             320
                    2003                             320
                    Thereafter                     4,657
                                                  ------
                                                  $6,396
                                                  ======

    TENDER OFFER FOR LIMITED PARTNERSHIP UNITS

         Pursuant to our agreement, the minimum holding period for our assets has expired. Our Managing General Partner may explore potential disposition strategies for our assets. In order to provide liquidity and a disposition strategy for certain of the limited partners, our Managing General Partner made a tender offer in 1996 to purchase limited partnership units at a cash price of $720 per unit. Pursuant to this tender offer and subsequent acquisitions, our Managing General Partner acquired 52.3% of the outstanding limited partnership units and has thus attained majority control of the Partnership.

    LITIGATION

          On September 27, 1996, we filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). We leased the Campbell and Sunnyvale ALCs under long-term leases, which were assumed when the ALCs were acquired. A dispute arose as to the amount of rent due during the 10-year lease renewal periods that commenced in August 1995 for Campbell and March 1996 for Sunnyvale.

         Two other communities we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities that are related to the entities that own the Campbell and Sunnyvale communities. We have mutually negotiated the terms of a purchase agreement involving the sale of the landlords' fee interest in all four ALCs and settlement of all claims. On March 2, 1999, we obtained financing and, through a wholly owned subsidiary, purchased the landlords' interests in four previously leased ALCs for approximately $14.3 million.

(6) NOTES PAYABLE

         At December 31, 1998 and 1997, notes payable included the following (in thousands):

                                                                              1998     1997
                                                                             ------   ------
         HUD financed note payable, bearing interest at 7.5%; monthly principal and interest payments of $26; due August 1, 2018;
             collateralized by deed of trust on the Montego Heights
             property                                                        $3,225   $3,294

         HUD financed note payable, bearing interest at 8.25%; monthly principal and interest payments of $23; due November 1,
             2016; collateralized by deed of trust on the Valley View
             Lodge property                                                   2,631    2,693

         Note payable to bank, bearing interest at 1% in excess of the bank's prime rate (7.75% at December 31, 1998); monthly
             principal and interest payments of $5; due January 10, 2003;
             collateralized by deed of trust on the Fullerton Property          255      319

         Various notes payable, bearing interest at rates from 8.67% to
             10.39%, payable in monthly principal and interest
             installments of $3 and all unpaid principal and interest due
             on or before November 1, 2000; collateralized by equipment          59       97
                                                                             ------   ------
                                                                             $6,170   $6,403
                                                                             ======   ======

          The annual principal payments of the notes payable are as follows (in thousands):

     Year ending December 31:
               1999                                     $  248
               2000                                        234
               2001                                        230
               2002                                        243
               2003                                        194
               Thereafter                                5,021
                                                        ------
                                                        $6,170
                                                        ======

          Our Managing General Partners' Board of Directors approved the refinancing of 8 assisted living communities in July 1998 to:

          o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;
          o    provide a return of equity to the limited partners;
          o    borrow against the increased value of these properties; and
          o purchase four ALCs that were previously operated under long term operating leases.

         In conjunction with this financing, we paid the lender approximately $1.3 million of fees for an interest rate lock and $0.1 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999. We have included the remaining $1.1 million of fees in interest expense in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

(7) EMPLOYEE BENEFIT PLANS

         Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
    Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $20,000 and $21,000 (as a reimbursement to ARVAL) for the years ended December 31, 1998 and 1997.

(8) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of our financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

         The carrying amounts reported in the balance sheets for cash, accounts payable, accrued expenses, and amounts payable to affiliates approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates that approximate current rates. Therefore, we believe that carrying value approximates fair value.

     (9)  SUBSEQUENT EVENT

          In March 1999, we obtained a bridge loan of approximately $14.7 million, enabling us to purchase four previously leased properties from our landlords. The loan bears interest at the greater of the bank's prime rate or 7.75%, requires monthly interest payments and all unpaid principal and interest is due on July 31, 2000.

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 1998
                                 (In thousands)

                                       INITIAL COST
                               -----------------------------
                                                  LEASEHOLD
                                         BLDGS.   PROPERTY      COSTS
                                          AND       AND       CAPITALIZED
                                        IMPROVE-  IMPROVE-     SUBSEQUENT
  DESCRIPTION    ENCUMBRANCES    LAND    MENTS     MENTS     TO ACQUISITION
  -----------    ------------  -------  --------  ---------  --------------
Covina Villa       $   --      $   --   $ 1,850    $   --        $  664
Retirement Inns:
   Burlingame          --          --        --       938           386
   Campbell            --          --        --       814         (498)
   Daly City           --         500     1,178        --           716
   Fremont             --          --        --       567           419
   Fullerton          255         500       982        --           890
   Willow Glen         --          --        --     1,011           382
   Sunnyvale           --          --        --     1,431           919
   Valley View      2,631       1,000     4,018        --         1,250
   Montego Heights  3,225         900     7,800        --         1,538
                   ------      ------   -------    ------        ------
                   $6,111      $2,900   $15,828    $4,761        $6,666
                   ======      ======   =======    ======        ======

                                   GROSS AMOUNT
                      ---------------------------------------
                                          LEASEHOLD
                                BLDGS.    PROPERTY               ACCUMU-     DATE     DEPRE-
                                 AND         AND                 MULATED      OF      CIABLE
                               IMPROVE-   IMPROVE-     TOTAL     DEPRE-     ACQUI-     LIVES
  DESCRIPTION          LAND     MENTS       MENTS       (1)      CIATION    SITION    (YEARS)
  -----------         ------   --------   ---------   -------    -------    ------    -------
Covina Villa          $   --   $ 2,514     $   --     $ 2,514    $   873    10/88       35
Retirement Inns:
   Burlingame             --        --      1,324       1,324      1,245     4/89      8.5(2)
   Campbell               --        --        316         316        255     4/89      6.3(2)
   Daly City             500     1,894         --       2,394        631     4/89       35
   Fremont                --        --        985         985        866     4/89      7.8(2)
   Fullerton             500     1,872         --       2,372        543     4/89       35
   Willow Glen            --        --      1,393       1,393      1,219     4/89      8.7(2)
   Sunnyvale              --        --      2,350       2,350      2,167     4/89      7.0(2)
   Valley View         1,000     5,268         --       6,268      1,626     4/89       35
   Montego Heights       903     9,335         --      10,238      2,762    11/89       35
                      ------   -------     ------     -------    -------
                      $2,903   $20,883     $6,368     $30,154    $12,187
                      ======   =======     ======     =======    =======

----------------
(1) Aggregate cost for Federal income tax purposes is $28,961 as of December 31, 1998.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

Following is a summary of investment in properties for the years ended December 31, 1998, 1997 and 1996:

                                   1998         1997         1996
                                  -------      -------      -------
Balance at beginning of year      $29,405      $28,770      $30,077
Improvements/construction             749          635          371
Disposals                              --           --      (1,678)
                                  -------      -------      -------
Balance at end of year            $30,154      $29,405      $28,770
                                  =======      =======      =======

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1998, 1997, and 1996:

                                         1998           1997          1996
                                       -------        -------       -------
Balance at beginning of year           $11,513        $10,795       $11,170
Additions charged to expense               674            718         (375)
                                       -------        -------       -------
Balance at end of year                 $12,187        $11,513       $10,795
                                       =======        =======       =======



                 See accompanying Independent Auditors' Report

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                DESCRIPTION
   ------                -----------
    27                   Financial Data Schedule