Form 10-Q
period 1999-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1999-05-17
CIK 830156

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______.


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

                                 Yes  [X]  No [ ]



===============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    American Retirement Villas Properties II
                       (a California limited partnership)
                     Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                      MARCH 31,   DECEMBER 31,
                                                                       1999          1998
                                                                      ---------   ------------
Properties, at cost:
     Land                                                              $11,453      $ 2,903
     Buildings and improvements, less accumulated depreciation
       of $6,606 and $6,435 at March 31, 1999 and December 31,
       1998, respectively                                               20,871       14,448
     Leasehold property and improvements, less accumulated
       depreciation of $1,224 and $5,752 at March 31, 1999 and
       December 31, 1998, respectively                                     217          616
     Furniture, fixtures and equipment, less accumulated
       depreciation of $821 and $1,145 at March 31, 1999 and
       December 31, 1998, respectively                                   1,250        1,193
                                                                       -------      -------
               Net properties                                           33,791       19,160

Cash                                                                     1,671          953
Other assets                                                             1,605        1,723
                                                                       -------      -------
                                                                       $37,067      $21,836
                                                                       =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                          $20,787      $ 6,170
Accounts payable                                                           259          698
Accrued expenses                                                           833          569
Amounts payable to affiliate                                               858          453
Distributions payable to Partners                                          822          507
                                                                       -------      -------
               Total liabilities                                        23,559        8,397
                                                                       -------      -------

Commitments and contingencies

Partners' capital
     General partners' capital                                             283          282
     Limited partners' capital, 35,020 units outstanding                13,225       13,157
                                                                       -------      -------
               Total partners' capital                                  13,508       13,439
                                                                       -------      -------
                                                                       $37,067      $21,836
                                                                       =======      =======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                  Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (In thousands, except unit data)


                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                            1999          1998
                                                           ------         ------
Revenues:
     Rent                                                  $3,987         $3,813
     Assisted living                                          993            871
     Interest and other                                       130             78
                                                           ------         ------
               Total revenues                               5,110          4,762
                                                           ------         ------

Costs and expenses:
     Rental property operations                             2,619          2,474
     Assisted living                                          424            316
     General and administrative                               300            313
     Communities rent                                         299            290
     Depreciation and amortization                            337            268
     Property taxes                                           148            129
     Advertising                                               34             48
     Interest                                                 217            129
                                                           ------         ------
               Total costs and expenses                     4,378          3,967
                                                           ------         ------
               Net income                                  $  732         $  795
                                                           ======         ======

Net income per limited partner unit                        $20.70         $22.48
                                                           ======         ======

          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------       -------
Cash flows from operating activities:
  Net income                                                          $    732       $   795
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                            337           268
  Change in assets and liabilities:
     Increase in other assets                                              (82)          (11)
     Decrease in accounts payable and accrued expenses                    (175)         (149)
     Increase in amounts payable to affiliates                             405         1,698
                                                                      --------       -------
              Net cash provided by operating activities                  1,217         2,601
                                                                      --------       -------

Cash flows used in investing activities:
  Capital expenditures                                                    (332)         (215)
  Purchase of previously leased communities                            (14,636)           --
  Refund of purchase deposit, net                                          200            --
                                                                      --------       -------
             Net cash used in investing activities                     (14,768)         (215)
                                                                      --------       -------

Cash flows from financing activities:
  Principal repayments on notes payable                                    (60)          (54)
  Proceeds from notes payable                                           14,677            --
  Distributions paid                                                      (348)         (440)
                                                                      --------       -------
              Net cash provided by (used in) financing activities       14,269          (494)
                                                                      --------       -------

Net increase in cash                                                       718         1,892
Cash at beginning of period                                                953         1,857
                                                                      --------       -------
Cash at end of period                                                 $  1,671       $ 3,749
                                                                      ========       =======

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                          $    122       $   129
                                                                      ========       =======

          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1999

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of American Retirement Villas Properties II following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for 1998, which is on file with the SEC.

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

 (2)    TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $255,000 and $238,000 for the three-month and periods ended March 31, 1999 and 1998, respectively. Additionally, we pay to ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $124,000 and $116,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

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

Two other communities we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities that are related to the entities that own the Campbell and Sunnyvale communities. We have purchased the landlords' fee interest in all four ALCs on March 2, 1999, and the litigation has been dismissed.

(4)  PURCHASE OF PREVIOUSLY LEASED COMMUNITIES

   On March 2, 1999, we obtained a bridge loan of approximately $14.7 million, enabling us to purchase four previously leased communities from our landlords based upon mutually negotiated terms (Note 3). The loan bears interest at the greater of the bank's prime rate or 7.75%, requires monthly interest payments and all unpaid principal and interest is due on July 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)                            For the Three Months
                                                    Ended March 31,
                                                 --------------------   Increase/
                                                   1999        1998     (decrease)
                                                  ------      ------     --------
Revenue:
  Assisted living community revenue..........     $  5.0      $  4.7         6.3%
  Interest and other revenue.................        0.1         0.1        66.7%
                                                  ------      ------       -----
          Total revenue......................        5.1         4.8         7.3%
                                                  ------      ------       -----
Costs and expenses:
  Assisted living operating expenses.........        3.0         2.8         9.1%
  General and administrative.................        0.3         0.3        (4.2)%
  Communities rent...........................        0.3         0.3         0.3%
  Depreciation and amortization..............        0.3         0.3        25.7%
  Property taxes.............................        0.2         0.1        14.7%
  Advertising................................        0.1         0.1       (29.2)%
  Interest...................................        0.2         0.1        68.2%
                                                  ------      ------       -----
          Total costs and expenses...........        4.4         4.0        10.4%
                                                  ------      ------       -----
          Net income.........................     $  0.7      $  0.8        (7.9)%
                                                  ======      ======       =====

The increase in assisted living community revenue is attributable to:

     o an increase in assisted living penetration to 55.9% for the three month period ended March 31, 1999 compared with 50.3% for the three month period ended March 31, 1998;

     o an increase in average rate per occupied unit to $2,045 for the three month period ended March 31, 1999 as compared with $1,866 the three month period ended March 31, 1998; offset by:

     o a decrease in average occupancy for our assisted living communities to 88.0% for the three month period ended March 31, 1999 as compared with 89.3% for the three month period ended March 31, 1998.

The increase in interest and other revenue is attributable to:

     o bank accounts which utilize commercial paper investments were used during 1999; and

     o the increase in processing and other resident fees for the three month period ended March 31, 1999.

The increase in assisted living operating expenses is attributable to:

     o staffing requirements related to increased assisted living services provided; and

     o    increased wages of staff.

General and administrative, communities rent, property taxes and advertising expenses remained constant between periods.

The increase in interest expense is related to the loans for the purchase of four previously leased communities during March 1999.

The increase in depreciation and amortization expense is related to the purchase of four previously leased communities during March 1999.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the three-month period ended March 31, 1999, cash provided by operating activities decreased to $1.2 million compared to $2.6 million for the corresponding period in 1998. The decrease was primarily due to timing of payments of amounts due to affiliates.

During the three-month period ended March 31, 1999, our net cash used in investing activities increased to $14.8 million compared to $0.2 million for the corresponding period in 1998. The increase was a result of a purchase our landlords' interests in four previously leased assisted living communities.

During the three-month period ended March 31, 1999, our net cash provided by financing activities was $14.3 million compared to cash used in financing activities of $0.5 million for the corresponding period in 1998. The cash provided by financing activities was the result of a $14.7 million bridge loan, which enabled us to purchase four previously leased communities from our landlords offset by principal repayments on notes payable and distributions paid to partners.

As of March 31, 1999, of our ten assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We are currently working with a bank to refinance the above 8 owned ALCs (inclusive of the four previously leased properties purchased on March 2, 1999) and anticipate that the refinancing will be completed in June 1999, however, no assurances can be given that the refinancing will be completed.

We contemplate spending approximately $900,000 for capital expenditures during 1999 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases we will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue; however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

YEAR 2000 ISSUE

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

We have received communications from third-party providers of our administrative services, as well as our significant suppliers of services and products, to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

Costs

We expect to successfully implement the changes necessary to address our Year 2000 Issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment.

Risks

We believe that our Year 2000 program will be completed by the end of the third quarter of 1999. Our program's schedule is based on a number of factors and assumptions, such as:

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

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the third quarter of 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $2,000.

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


                                                             EXPECTED MATURITY DATE - MARCH 31,
                                                                                                                         FAIR
                               2000         2001         2002         2003         2004      THEREAFTER     TOTAL        VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
     Fixed rate debt        $      189   $   14,839   $      169   $      183   $      198   $    4,968   $   20,546  $   20,546
     Average interest rate        8.38%        7.75%        7.86%        7.86%        7.86%        7.83%

     Variable rate debt     $       64   $       64   $       64   $       48   $       --   $       --   $      241  $      241
     Average interest rate        8.75%        8.75%        8.75%        8.75%          --           --           --          --

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

Two other communities we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities that are related to the entities that own the Campbell and Sunnyvale communities. We have mutually negotiated the terms of a purchase agreement involving the sale of the landlords' fee interest in all four ALCs and settlement of all claims. On March 2, 1999, we obtained financing and, through a wholly owned subsidiary, purchased the landlords' interests in four previously leased ALCs and the litigation has been dismissed.

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

                                   AMERICAN RETIREMENT VILLAS PROPERTIES II,
                                   A CALIFORNIA LIMITED PARTNERSHIP

Date: May 14, 1999                 By:   ARV Assisted Living, Inc.,
                                         a Delaware Corporation
                                         (Managing General Partner)

                                   By:    /s/ Douglas M. Pasquale
                                      --------------------------------
                                      Douglas M. Pasquale
                                      President, Chief Executive Officer
                                      and Director of ARV Assisted Living, Inc.


Date: May 14, 1999                 By:    /s/Abdo H. Khoury
                                      -------------------------------
                                      Abdo H. Khoury
                                      Senior Vice President, and Chief Financial
                                      Officer of ARV Assisted Living, Inc.

                                  EXHIBIT INDEX


A. Exhibit 27 - Financial Data Schedule