Form 10-Q
period 1999-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1999-08-16
CIK 830156

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________


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
                                 (In thousands)

                                     ASSETS


                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   1999           1998
                                                                                 --------      ------------
Properties, at cost:
     Land                                                                        $ 11,453        $ 2,903
     Buildings and improvements, less accumulated depreciation
       of $6,784 and $6,435 at June 30, 1999 and December 31, 1998,
       respectively                                                                20,967         14,448
     Leasehold property and improvements, less accumulated depreciation of
       $1,231 and $5,752 at June 30, 1999 and
       December 31, 1998, respectively                                                224            616
     Furniture, fixtures and equipment, less accumulated depreciation of $1,037 and $1,145 at June 30, 1999 and December 31, 1998,
     respectively                                                                   1,326          1,193
                                                                                 --------        -------
               Net properties                                                      33,970         19,160

Cash                                                                                9,507            953
Other assets                                                                        3,122          1,723
                                                                                 --------        -------
                                                                                 $ 46,599        $21,836
                                                                                 ========        =======


                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                    $ 39,742        $ 6,170
Accounts payable                                                                      320            698
Accrued expenses                                                                      552            569
Amounts payable to affiliate                                                          432            453
Distributions payable to Partners                                                   7,897            507
                                                                                 --------        -------
               Total liabilities                                                   48,944          8,397
                                                                                 --------        -------

Commitments and contingencies

Partners' capital
     General partners' capital                                                        282            282
     Limited partners' capital, 35,020 units outstanding                           (2,627)        13,157
                                                                                 --------        -------
               Total partners' capital                                             (2,345)        13,439
                                                                                 --------        -------
                                                                                 $ 46,599        $21,836
                                                                                 ========        =======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                              Statements of Income
                                   (Unaudited)
                        (In thousands, except unit data)


                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           ---------------------------      -------------------------
                                              1999            1998            1999            1998
REVENUE:
Rent ..............................          $4,093          $3,816          $ 8,080          $7,628
Assisted living ...................           1,014             936            2,007           1,808
Interest and other ................             113             160              243             238
                                             ------          ------          -------          ------

         Total revenue ............           5,220           4,912           10,330           9,674
                                             ------          ------          -------          ------

COSTS AND EXPENSES:
Rental property operations ........           2,666           2,576            5,263           5,043
Assisted living ...................             456             349              880             665
General and administrative ........             283             312              584             626
Communities rent ..................              86             287              386             576
Depreciation and amortization .....             419             266              756             534
Property taxes ....................             177             137              325             266
Advertising .......................              66              65              120             123
Interest ..........................             443             125              660             253
                                             ------          ------          -------          ------
         Total costs and expenses .           4,596           4,117            8,974           8,084
                                             ------          ------          -------          ------

         Net income ...............          $  624          $  795          $ 1,356          $1,590
                                             ======          ======          =======          ======

Net income per limited partner unit          $16.26          $22.47          $ 36.96          $44.94
                                             ======          ======          =======          ======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------        -------
Cash flows from operating activities:
  Net income                                                       $  1,356        $ 1,590
  Adjustments  to reconcile  net income to net cash provided by operating activities:
  Depreciation and amortization                                         756            534
  Change in assets and liabilities:
     Increase in other assets                                        (1,599)          (241)
     Increase (decrease) in accounts payable & accrued expenses        (423)           555
     Increase (decrease) in amounts payable to affiliates               (21)           678
                                                                   --------        -------
        Net cash provided by operating activities                        69          2,006
                                                                   --------        -------

Cash flows used in investing activities:
  Capital expenditures                                                 (913)          (429)
  Purchase of previously leased communities                         (14,636)            --
  Refund of purchase deposit, net                                       200             --
                                                                   --------        -------
        Net cash used in investing activities                       (15,349)          (429)
                                                                   --------        -------

Cash flows from financing activities:
  Principal repayments on notes payable                             (20,791)          (109)
  Proceeds from notes payable                                        54,380             --
  Distributions paid                                                 (9,755)        (1,108)
                                                                   --------        -------
        Net cash provided by (used in) financing
           activities                                                23,834         (1,217)
                                                                   --------        -------

Net increase in cash                                                  8,554            360
Cash at beginning of period                                             953          1,857
                                                                   --------        -------
Cash at end of period                                              $  9,507        $ 1,217
                                                                   ========        =======

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                       $    443        $   253
                                                                   ========        =======

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                    Notes to Condensed Financial Statements
                                  (Unaudited)

                             June 30, 1999 and 1998

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

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $259,000 and $244,000 for the three month periods ended June 30, 1999 and 1998, respectively. Additionally, we pay to ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $128,000 and $118,000 for the three month periods ended June 30, 1999 and 1998, respectively.

(3) PURCHASE OF PREVIOUSLY LEASED COMMUNITIES

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

Two other communities we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities that are related to the entities that own the Campbell and Sunnyvale communities. We mutually negotiated the terms of a purchase agreement involving the sale of the landlords' fee interest in all four ALCs and the litigation has been dismissed.

Previously, on March 2, 1999, we obtained a bridge loan of approximately $14.7 million, enabling us to purchase four previously leased communities from our landlords based upon mutually negotiated terms until we could secure more permanent financing. The bridge loan was refinanced June 28, 1999 with proceeds from the Banc One loan (Note 4).

(4) NOTE PAYABLE

On June 28, 1999, we obtained financing from Banc One on the 8 owned communities. As part of the loan requirements, we established a wholly owned subsidiary Retirement Inns II, LLC. The loan is for 24 months and is secured by the properties; in addition, ARV Assisted Living, our general partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The loan includes a lender option to extend for 10 years. The interest rate is 9.15% and the payments are based upon a 25 year principal and interest amortization schedule.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             (DOLLARS IN MILLIONS)                       For the Six Months
                                                           Ended June 30,
                                                         ------------------     Increase/
                                                          1999        1998      (decrease)
                                                         -------     ------     ----------
              Revenue:
                Assisted living community revenue ...    $  10.1     $  9.5         6.9%
                Interest and other revenue ..........        0.2        0.2         1.9%
                                                         -------     ------       -----
                        Total revenue ...............       10.3        9.7         6.8%
                                                         -------     ------       -----
              Costs and expenses:
                Assisted living operating expenses ..        6.1        5.7        32.4%
                General and administrative ..........        0.6        0.6        (6.7)%
                Communities rent ....................        0.4        0.6       (23.0)%
                Depreciation and amortization .......        0.8        0.5        41.6%
                Property taxes ......................        0.3        0.3        21.9%
                Advertising .........................        0.1        0.1        (0.6)%
                Interest ............................        0.6        0.3       160.2%
                                                         -------     ------       -----
                        Total costs and expenses ....        8.9        8.1        11.0%
                                                         -------     ------       -----
                        Net income ..................    $   1.4     $  1.6       (14.7)%
                                                         =======     ======       =====

The increase in assisted living community revenue is attributable to:

        o an increase in assisted living penetration to 56% for the six month period ended June 30, 1999 compared with 52% for the six month period ended June 30, 1998;

        o an increase in average rate per occupied unit to $1,746 per month for the six month period ended June 30, 1999 as compared with $1,477 per month the six month period ended June 30, 1998;

        o an increase in average rate for our assisted living communities to $511 for the six month period ended June 30, 1999 as compared with $496 for the six month period ended June 30, 1998.

The increase in assisted living operating expenses is attributable to:

        o staffing requirements related to increased assisted living services provided; and

        o  increased wages of staff.

The decrease in communities rent is due to the purchase, during March 1999, of four previously leased communities.

General and administrative and advertising expenses remained relatively constant between periods.

The increase in depreciation and amortization is due to the four previously leased communities that now are owned and incurring depreciation and amortization expense. In addition, the increase in interest expense is also related to the loans for the purchase, in March 1999, of four previously leased communities.

              (DOLLARS IN MILLIONS)                    For the Three Months
                                                           Ended June 30,
                                                       --------------------    Increase/
                                                          1999       1998      (decrease)
                                                         ------     ------     ----------
              Revenue:
                Assisted living community revenue ...    $  5.1     $  4.7         7.4%
                Interest and other revenue ..........       0.1        0.2       (29.6)%
                                                         ------     ------       -----
                        Total revenue ...............       5.2        4.9         6.3%
                                                         ------     ------       -----
              Costs and expenses:
                Assisted living operating expenses ..       3.1        2.9         6.7%
                General and administrative ..........       0.3        0.3         6.2%
                Communities rent ....................       0.1        0.3       (69.9)%
                Depreciation and amortization .......       0.4        0.3        57.4%
                Property taxes ......................       0.2        0.1        26.2%
                Advertising .........................       0.1        0.1         0.7%
                Interest ............................       0.4        0.1       255.0%
                                                         ------     ------       -----
                        Total costs and expenses ....       4.6        4.1        12.8%
                                                         ------     ------       -----
                        Net income ..................    $  0.6     $  0.8       (27.6)%
                                                         ======     ======       =====

The increase in assisted living community revenue is attributable to:

        o an increase in assisted living penetration to 55% for the three month period ended June 30, 1999 compared with 52% for the three month period ended June 30, 1998;

        o an increase in average rental rate per occupied unit to $1,746 for the three month period ended June 30, 1999 as compared with $1,471 the three month period ended June 30, 1998; and

        o an increase in average rate for our assisted living communities to $511 for the three month period ended June 30, 1999 as compared with $495 for the three month period ended June 30, 1998.

The increase in assisted living operating expenses is attributable to:

        o staffing requirements related to increased assisted living services provided; and

        o  increased salaries of staff.

General and administrative and advertising expenses remained constant between periods.

The increase in interest expense is related to the loans for the purchase of four previously leased communities during March 1999.

The increase in depreciation and amortization is due to the four previously leased communities that now are owned and incurring depreciation and amortization expense. In addition, the increase in interest expense is also related to the loans for the purchase, in March 1999, of four previously leased communities.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, meet required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the six-month period ended June 30, 1999, cash provided by operating activities decreased $2.0 million to $69 thousand compared to $2.0 million for the corresponding period in 1998. Distributions payable to the partners and unrestricted cash were high at quarter end. The distribution to partners was paid out in July.

During the six-month period ended June 30, 1999, our net cash used in investing activities increased to $15.3 million compared to $0.4 million for the corresponding period in 1998. The increase was a result of a purchase our landlords' interests in four previously leased assisted living communities, capital expenditures required to qualify for the refinancing and fumigation costs of $0.3 million. Capital expenditures exceeded budget as we were required to do numerous capital expenditures to qualify for the refinancing.

During the six-month period ended June 30, 1999, our net cash provided by financing activities was $23.8 million compared to cash used in financing activities of $1.2 million for the corresponding period in 1998. The cash provided by financing activities was the result of a $14.7 million bridge loan which enabled us to purchase four previously leased communities from our landlords and the refinancing of the 8 owned properties. As part of the $39.2 million Banc One refinancing we were able to pay down the bridge loan of $14.7 million.

At June 30, 1999, of our ten assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

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

Costs

We have successfully converted our accounting system over to a Year 2000 compliant system. We expect to successfully implement the other changes necessary to address our Year 2000 Issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS

    Exhibit 10.1     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC
    Exhibit 10.4     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.5     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.6     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.7     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.8     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.9     Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.10    Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.11    Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)
    Exhibit 10.12    Letter Agreement as to the Loans in the aggregate amount of  $39,703,100 from Banc One
                     Capital Funding Corporation to Retirements Inns II
    Exhibit 10.15    Note and Agreement as to Retirement Inns II, LLC
    Exhibit 27       Financial Data Schedule

-------------
(1) Pursuant to instruction number 2 of Item 601 of Regulation S-K, this document has not been filed as an exhibit. See Schedule I filed with
     Exhibit 10.1 which sets forth the material details in which this document differs from the document filed as Exhibit 10.1.

    B.       Reports on Form 8-K

        None.

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

AMERICAN RETIREMENT VILLAS PROPERTIES II,
A CALIFORNIA LIMITED PARTNERSHIP

                                By:  ARV Assisted Living, Inc.,
                                     a Delaware Corporation
                                     (Managing General Partner)

                                By:  /s/ Douglas M. Pasquale
                                     ------------------------------------------
                                     Douglas M. Pasquale
                                     President, Chief Executive Officer and
                                     Director of ARV Assisted Living, Inc.

                                Date:  August 12, 1999

                                By:  /s/ Abdo H. Khoury
                                     ------------------------------------------
                                     Abdo H. Khoury
                                     Senior Vice President, and Chief Financial
                                     Officer of ARV Assisted Living, Inc.


                                Date:  August 12, 1999