Form 10-Q
period 1999-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 1999-11-12
CIK 830156

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SETEMBER 30, 1999

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
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                    1999             1998
                                                               -------------     ------------
Properties, at cost:
     Land                                                         $ 11,453         $  2,903
Buildings and improvements, less accumulated depreciation
       of $6,995 and $6,435 at September 30, 1999 and
       December 31, 1998, respectively                              20,814           14,448
     Leasehold property and improvements, less accumulated
       Depreciation of $1,237 and $5,752 at September 30,
       1999 and December 31, 1998, respectively                        220              616
     Furniture, fixtures and equipment, less accumulated
       depreciation of $1,126 and $1,145 at September 30,
       1999 and December 31, 1998, respectively                      1,295            1,193
                                                                  --------         --------
               Net properties                                       33,782           19,160

Cash                                                                 2,341              953
Other assets                                                         3,204            1,723
                                                                  --------         --------
                                                                  $ 39,327         $ 21,836
                                                                  ========         ========


                      LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                     $ 39,662         $  6,170
Accounts payable                                                       200              698
Accrued expenses                                                     1,505              569
Amounts payable to affiliate                                           611              453
Distributions payable to Partners                                      182              507
                                                                  --------         --------
               Total liabilities                                    42,160            8,397
                                                                  --------         --------

Commitments and contingencies

Partners' capital
     General partners' capital                                         119              282
     Limited partners' capital
      (deficit), 35,020 units outstanding                           (2,952)          13,157
                                                                  --------         --------

               Total partners' capital (deficit)                    (2,833)          13,439
                                                                  --------         --------
                                                                  $ 39,327         $ 21,836
                                                                  ========         ========

   See accompanying notes to the unaudited consolidated financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (In thousands, except unit data)

                                             THREE-MONTHS ENDED            NINE-MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                           ----------------------        ----------------------
                                             1999           1998           1999           1998
                                           -------        -------        -------        -------
REVENUE:
Rent ..............................        $ 4,178        $ 3,848        $12,259        $11,477
Assisted living ...................          1,025            938          3,032          2,746
Interest and other ................            121            161            363            399
                                           -------        -------        -------        -------
         Total revenue ............          5,324          4,947         15,654         14,622
                                           -------        -------        -------        -------
COSTS AND EXPENSES:
Rental property operations ........          2,800          2,775          8,098          7,835
Assisted living ...................            507            358          1,387          1,023
General and administrative ........            200            294            784            924
Communities rent ..................             86            314            472            890
Depreciation and amortization .....            535            275          1,292            809
Property taxes ....................            155            139            480            406
Advertising .......................             66             38            151            142
Interest ..........................            901            128          1,560            381
                                           -------        -------        -------        -------
         Total costs and expenses .          5,250          4,321         14,224         12,410
                                           -------        -------        -------        -------
         Net income ...............        $    74        $   626        $ 1,430        $ 2,212
                                           =======        =======        =======        =======
Net income per limited partner unit        $  2.11        $ 17.69        $ 40.83        $ 62.54
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

                    American Retirement Villas Properties II
                       (a California limited partnership)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                 FOR THE NINE-MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
Cash flows from operating activities:
  Net income ..........................................        $  1,430         $  2,212
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization .......................           1,292              809
  Change in assets and liabilities:
     Increase in other assets .........................          (1,665)            (215)
     Increase (decrease) in accounts payable &
       accrued expenses ...............................             439              (31)
     Increase in amounts payable to affiliates ........             179              700
                                                               --------         --------
              Net cash provided by operating activities           1,675            3,475
                                                               --------         --------
Cash flows used in investing activities:
  Capital expenditures ................................          (1,258)            (757)
  Purchase of previously leased communities ...........         (14,692)              --
  Refund of purchase deposit, net .....................             199               --
                                                               --------         --------
             Net cash used in investing activities ....         (15,751)            (757)
                                                               --------         --------

Cash flows from financing activities:
  Principal repayments on notes payable ...............         (20,889)            (173)
  Interest rate lock fees paid in connection with
     refinancing ......................................              --           (1,058)
  Proceeds from notes payable .........................          54,380               --
  Distributions paid ..................................         (18,027)          (1,550)
                                                               --------         --------
              Net cash provided by (used in)
                financing activities ..................          15,464           (2,781)
                                                               --------         --------
Net increase in cash ..................................           1,388              (63)
Cash at beginning of period ...........................             953            1,857
                                                               --------         --------
Cash at end of period .................................        $  2,341         $  1,794
                                                               ========         ========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest ..........        $  1,301         $    381
                                                               ========         ========

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                               September 30, 1999

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

USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

        - reported amounts of assets and liabilities at the date of the financial statements;

        - disclosure of contingent assets and liabilities at the date of the financial statements; and

        - reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

(2)    TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for payment to ARV of a property management fee of five percent of gross revenues amounting to $264,000 and $778,000 for the three and nine-month periods ended September 30, 1999, respectively. Additionally we pay to ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $49,000 and $301,000 for the three and nine-month periods ended September 30, 1999, respectively.

(3)  PURCHASE OF PREVIOUSLY LEASED COMMUNITIES

On September 27, 1996, we filed actions seeking declaratory judgements against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). We leased the Campbell and Sunnyvale Assisted Living Communities ("ALCs") under long-term leases, which were assumed when the ALCs were acquired. A dispute arose as to the amount of rent due during the 10-year lease renewal periods that commenced in August 1995 for Campbell and March 1996 for Sunnyvale.

Two other communities that we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities that are related to the entities that owned the Campbell and Sunnyvale communities. In March 1999, we mutually negotiated the terms of a purchase agreement involving the sale of the landlords' fee interest in all four ALCs and the litigation was dismissed. On March 2, 1999, we obtained a bridge loan of approximately $14.7 million, in order us to purchase these four ALCs previously leased from our landlords based upon mutually negotiated terms until we could secure more permanent financing. The bridge loan was refinanced June 28, 1999 with proceeds from the Banc One loan (Note 4).

(4) NOTE PAYABLE

On June 28, 1999, we obtained financing from Banc One on our 8 owned ALCs. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living, our managing General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns II, LLC. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% and the payments are based upon a 25 year principal and interest amortization schedule.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 (DOLLARS IN MILLIONS)              For the Nine-months
                                                           Ended
                                                       September 30,
                                                    --------------------      Increase/
                                                      1999         1998       (decrease)
          Revenue:
            Assisted living community revenue         $15.3        $14.5          5.1%
            Interest and other revenue .......          0.3          0.1        354.0%
                                                      -----        -----        -----
                    Total revenue ............         15.6         14.6          7.1%
                                                      -----        -----        -----
          Costs and expenses:
            Assisted living operating expenses          9.4          8.8          7.1%
            General and administrative .......          0.8          1.0        (15.2)%
            Communities rent .................          0.5          0.9        (46.9)%
            Depreciation and amortization ....          1.3          0.8         59.6%
            Property taxes ...................          0.5          0.4         18.1%
            Advertising ......................          0.2          0.1          6.6%
            Interest .........................          1.5          0.4        309.5%
                                                      -----        -----        -----
                    Total costs and expenses .         14.2         12.4         14.6%
                                                      -----        -----        -----
                    Net income ...............        $ 1.4        $ 2.2        (35.3)%
                                                      =====        =====        =====

The increase in assisted living community revenue is attributable to:

        - an increase in assisted living penetration to 57% for the nine-month period ended September 30, 1999 compared with 53% for the nine-month period ended September 30, 1998;

        - an increase in the average rate per occupied unit to $1,657 for the nine-month period ended September 30, 1999 as compared with $1,537 the nine-month period ended September 30, 1998;

        - an increase in the average rate for our assisted living communities to $410 for the nine-month period ended September 30, 1999 as compared with $368 for the nine month period ended September 30, 1998.

The increase in assisted living operating expenses is attributable to:

        - staffing requirements related to increased assisted living services provided;

        -       increased wages of staff; and.

        -       normal operating expense increases.

The decrease in communities rent is due to the purchase, during March 1999, of four previously leased communities.

The decrease in general and administrative and advertising expenses are primarily due to cost cutting efforts.

The increase in depreciation and amortization is due to the four previously leased communities that now are owned which resulted in depreciation and amortization expense. The increase in interest expense is related to the loans for the purchase, in March 1999, of these four previously leased communities in addition to the Banc One financing of the eight owned properties.

                 (DOLLARS IN MILLIONS)              For the Three-months
                                                            Ended
                                                        September 30,
                                                    --------------------     Increase/
                                                       1999        1998     (decrease)
                                                      -----       -----     ----------
          Revenue:
            Assisted living community revenue         $ 5.2       $ 4.8         8.7%
            Interest and other revenue .......          0.1         0.1       (25.1)%
                                                      -----       -----       -----
                    Total revenue ............          5.3         4.9         7.6%
                                                      -----       -----       -----
          Costs and expenses:
            Assisted living operating expenses          3.3         3.1         5.6%
            General and administrative .......          0.2         0.3       (32.0)%
            Communities rent .................          0.1         0.3       (72.5)%
            Depreciation and amortization ....          0.5         0.3        94.5%
            Property taxes ...................          0.1         0.1        11.4%
            Advertising ......................          0.1         0.1        73.6%
            Interest .........................          0.9         0.1       603.8%
                                                      -----       -----       -----
                    Total costs and expenses .          5.2         4.3        21.5%
                                                      -----       -----       -----
                    Net income ...............        $ 0.1       $ 0.6       (88.2)%
                                                      =====       =====       =====

The increase in assisted living community revenue is attributable to:

        - an increase in assisted living penetration to 58% for the three-month period ended September 30, 1999 compared with 55% for the three-month period ended September 30, 1998;

        - an increase in the average rental rate per occupied unit to $1,687 for the three-month period ended September 30, 1999 as compared with $1,558 the three-month period ended September 30, 1998; and

        - an increase in the average rate for our assisted living communities to $413 for the three-month period ended September 30, 1999 as compared with $380 for the three-month period ended September 30, 1998.

The increase in assisted living operating expenses is attributable to:

        - staffing requirements related to increased assisted living services provided; and

        -       increased wages of staff.

Property taxes and advertising expenses remained constant between periods.

General and administrative expenses declined $0.1 million due to the implementation of cost controls in 1999.

The increase in depreciation and amortization is due to the four previously leased communities that now our owned which result in depreciation and amortization expense.

The increase in interest expense is related to the loans for the purchase of four previously leased communities during March 1999 and the financing of eight properties in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, meet required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the nine-month period ended September 30, 1999, cash provided by operating activities decreased $1.8 million to $1.7 million compared to $3.5 million for the corresponding period in 1998. The primary components of cash provided by operating activities for the nine-months ended September 30, 1999 were:

- Net income for the nine-months ended September 30, 1999 of $1.4 million and

- Non cash charges of $1.3 million for depreciation and amortization and

- Increase in accounts payable and accrued expenses of $0.6 million: offset by

- Increase in other assets $1.6 million for loan fees.

During the nine-month period ended September 30, 1999, our net cash used in investing activities increased to $15.8 million compared to $0.8 million for the corresponding period in 1998. The increase was a result of the purchase of our landlords' interests in four previously leased assisted living communities, capital expenditures required to qualify for the refinancing and fumigation costs of $0.3 million.

During the nine-month period ended September 30, 1999, our net cash provided by financing activities was $15.5 million compared to cash used in financing activities of $2.8 million for the corresponding period in 1998. The components were:

- A $14.7 million bridge loan which enabled us to purchase four previously leased communities from our landlords and

- Refinancing of the 8 owned properties, as part of the $39.7 million Banc One refinancing offset by

- Payment of the $20.9 million bridge loan and other indebtedness of the eight refinanced properties, and:

-       Distributions paid to partners of $18.0 million.

At September 30, 1999, of our ten assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

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


YEAR 2000 ISSUE

We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this occurs with any of the Company's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 issues.

Our program is focused on the following three main projects:

-       Information technology infrastructure; all hardware and software systems

- Community maintenance; community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

-       Third-party supplier/vendors.

For each of the above components, we have addressed or are addressing the Year 2000 issues in the following six phases:

-       Conducted inventory of systems with potential Year 2000 issues;

-       Assigned priorities to systems identified with Year 2000 issues;

-       Assessed items which may have a material effect on our operations;

-       Testing items assessed as material;

-       Replacing or repairing material non-compliant items, and;

-       Designing and implementing business continuation plans.

We have received communications from third-party providers of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 issues. We do not presently believe that third-party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

We have completed our conversion to an accounting system that is Year 2000 compliant. In addition, we have completed an assessment of our computer systems and software and have substantially completed necessary modifications or replacements to existing hardware and software and believe Year 2000 issues should not have a material adverse effect on our operations. Testing and live use has taken place and will continue throughout the remainder of 1999. Any additional modifications found necessary will be made during the fourth quarter of 1999.

We have developed the following contingency plans to cover potential business disruptions:

- check processing - manual processing procedures have been set up and manual checks are on hand at our offices.

- food supplies for communities - in addition to the normal food supplies typically at the communities we will have an additional week of non-perishable food at the communities.

- water supplies - supplies will be increased to include an extra 72 hours of water over and above the state licensing requirements.

- medication supplies - for those clients whose medications are managed by the Company, we will attempt to have a 30-day supply of prescriptions at the communities. In addition, we will also have a second pharmacy available as a backup.

- cold weather contingency - in the event of a heat outage, supplies of blankets have been increased.

-       waste disposal - alternate means of disposal have been arranged.

In addition to the above contingency plans we have completed Year 2000 awareness classes at all communities for both the residents and employees. Emergency plans have been updated to include Year 2000 issues and we are holding drills and training for all employees. The total cost our Year 2000 plan is difficult to estimate due to the use of employees to perform additional tasks but we estimate the cost to be in the $0.2-$0.3 million range. Many of the costs are in replacement of computer systems that have been capitalized in fixed assets.

Facilities, including fire and life safety, phone systems, air conditioning and heating, elevators and other building systems are in the process of being tested per the manufacturers' instructions. If the manufacturer is unable to provide testing instructions, we are in the process of seeking a letter of Year 2000 compliance from the manufacturer.

We expect to successfully implement any other additional changes necessary to address our Year 2000 issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity.

We believe that our Year 2000 program has been substantially completed. Our program is based on a number of factors and assumptions including the accuracy and completeness of responses to our inquiries. Our Year 2000 plan could be adversely impacted if any of the factors and assumptions are incorrect. The failure to correct a material Year 2000 issue could result in an interruption in our normal business operations.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs and management fees from apartment communities we operated are the primary sources of our revenue. These properties financial performance are affected by rental rates, which are highly dependent upon market conditions and the competitive environment where the facilities are located. Employee compensation is the principal cost element of property operations. Historically, we have offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates, although there can be no assurance that this trend will continue. The implementation of price increases is intended to lead to an increase in revenue; however, rental rate increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

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

Two other communities we leased, the Retirement Inn of Fremont and the Retirement Inn at Burlingame, were owned by entities that are related to the entities that own the Campbell and Sunnyvale communities. We have mutually negotiated the terms of a purchase agreement involving the sale of the landlords' fee interest in all four ALCs and settlement of all claims. On March 2, 1999, we obtained financing and, through a wholly owned subsidiary, purchased the landlords' interests in four previously leased ALCs and the litigation has been dismissed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        Exhibit 27 Financial Data Schedule

        (b) REPORTS ON FORM 8-K.

        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERICAN RETIREMENT VILLAS PROPERTIES II,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: ARV Assisted Living, Inc.,
                                       a Delaware Corporation
                                       (Managing General Partner)

                                   By: /s/ Douglas M. Pasquale
                                      ----------------------------------------
                                       Douglas M. Pasquale
                                       President, Chief Executive Officer and
                                       Director of ARV Assisted Living, Inc.
                                       (duly authorized officer)

                                   Date: November 12, 1999

                                   By: /s/Abdo H. Khoury
                                      ----------------------------------------
                                       Abdo H. Khoury
                                       Senior Vice President, and Chief
                                       Financial Officer of ARV Assisted
                                       Living, Inc. (principal financial
                                       officer)

                                   Date: November 12, 1999