Form 10-K405
period 1999-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2000-03-30
CIK 830156

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 0-26468
                                ----------------

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    CALIFORNIA                                        33-0278155
   (STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 OR ORGANIZATION)

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

                                 TITLE OF CLASS
                          UNITS OF LIMITED PARTNERSHIP
                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

   The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 17, 2000 was 35,020.

================================================================================

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                                                    PAGE
                                                                    ----
  PART I

Item 1:     Business............................................     3
Item 2:     Properties..........................................     8
Item 3:     Legal Proceedings...................................     8
Item 4:     Submission of Matters to a Vote of Unit Holders.....     9

 PART II

Item 5:     Market for Our Common Equity and
            Related Unit Holders Matters........................    10
Item 6:     Selected Financial Data.............................    10
Item 7:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......    10
Item 7a:    Quantitative and Qualitative Disclosures About
            Market Risk.........................................    13
Item 8:     Financial Statements and Supplementary Data.........    13
Item 9:     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.................    13

 PART III

Item 10:    Our Directors and Executive Officers................    14
Item 11:    Executive Compensation.............................     15
Item 12:    Security Ownership of Certain Beneficial Owners
            and Management......................................    16
Item 13:    Certain Relationships and Related Transactions......    16

 PART IV

Item 14:    Exhibits and Financial Statement Schedules,
            and Reports on Form 8-K.............................    17

                                                   PART I

ITEM 1. BUSINESS

OVERVIEW

        American Retirement Villas Properties II ("ARVP II") operates ten assisted living communities ("ALCs") in the state of California, nine of which we own and one of which we lease. On March 2, 1999, we obtained financing and, through a wholly owned subsidiary, purchased four previously leased ALCs for approximately $14.3 million. In our ALCs we house and provide personal care and support services to senior residents in facilities containing an aggregate of 923 units. For the twelve months ended December 31, 1999 and 1998, ARVP II's ALCs had a total average occupancy of approximately 89%.

        ARVP II was founded in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of ALCs. The general partners of ARVP II are ARV Assisted Living, Inc., ("ARVAL"), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, and Tony Rota (collectively known as the "General Partners").

        On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price of $720 per unit. Prior to the tender offer ARVAL owned 110 units. At the close of the tender offer on June 21, 1996, holders of approximately 15,524 units tendered their units representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,164 units tendered their units representing approximately 6.2% of all units. During 1997, ARVAL acquired 525 additional limited partnership units at a net cash price of approximately $720 per unit. As of December 31, 1999, ARVAL owns 18,323 units or approximately 52.3% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

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

OUR ASSISTED LIVING SERVICES

        We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

- Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

- Basic Service and Care Package. The basic service and care package at our ALCs generally include:

                -       meals in a communal, "home-like" setting;

                -       housekeeping;

                -       linen and laundry service;

                -       social and recreational programs;

                -       utilities; and

                -       transportation in a van or minibus.

                Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market.

- Additional Services. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health which is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

                -       Medication management;

                -       Assistance with dressing and grooming;

                -       Assistance with showering;

                -       Assistance with continence;

                -       Escort services;

                - Status checks related to a recent hospitalization, illness, history of falls, etc;

                - Help with psychosocial needs, such as memory deficit or depression;

                -       Special nutritional needs and assistance with eating.

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

        In addition to the base rent, we typically charge between $375 and $1,375 per month plus an additional charge for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

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

   Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental wellbeing of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

        - home health care agencies to provide services the community cannot provide;

        - physical and occupational therapists to provide services to residents in need of such therapy; and

        - long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

        We arrange for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, all our ALCs have a comprehensive Wellness Program.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

        Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, our performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things, the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing us. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including, without limitation, under the captions "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

COMPETITION

        The health care industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Sources of competition include:

        -       family members providing care at home;

        - numerous local, regional and national providers of assisted living and long-term care whose facilities and services range from home-based health care to skilled nursing facilities; and

        -       acute care hospitals.

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

        SSI Payments. A portion of our revenue comes from residents who receive SSI payments. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. Approximately 8.6% of our residents are SSI residents. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

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

Obtaining Residents and Maintaining Rates. For the year ended December 31, 1999, our ALCs had an average combined occupancy rate of 89%. Occupancy may drop in our ALCs, primarily due to:

        -       changes in the health of residents;

        - increased competition from other assisted living providers, particularly those offering newer ALCs;

        - the reassessment of residents' physical and cognitive state and changes in management and staffing.

        We cannot assure that, at any time, any ALC will be substantially occupied at assumed rents. In addition, we may only achieve lease-up and full occupancy at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which we may increase prices. The implementation of rate increases for residents of new acquisitions may lag behind increases in operating expenses. In addition, if we fail to generate sufficient revenue, we may be unable to meet minimum rent obligations under our long-term operating lease and to make interest and principal payments on our indebtedness.

   General Real Estate Risks. The performance of our ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

        - an oversupply of, or a reduction in demand for, ALCs in a particular market;

        -       the attractiveness of properties to residents;

        - zoning, rent control, environmental quality regulations or other regulatory restrictions;

        -       competition from other forms of housing;

        -       our ability to provide adequate maintenance and insurance;

        - our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

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

        Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. These include, without limitation, asbestos-containing materials which could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When we acquire land for development or existing facilities, we typically obtain environmental reports on the properties as part of our due diligence in order to lessen our risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner's liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with health care REITs and other landlords of facilities, we typically enter into environmental indemnity agreements in which we agree to indemnify the landlord against all risk of environmental liability, both during the term of the lease and beyond. In connection with the ownership or operation of our properties or those of our Affiliated Partnerships, we could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

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

        Insurance. We believe that we maintain adequate insurance policies, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of our insurance, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must review our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms.

ITEM 2. PROPERTIES

        The following table sets forth, as of December 31, 1999, the location, the date on which operations commenced, number of units, and our interest in the ALC.


                                           OPERATIONS
        COMMUNITY             LOCATION      COMMENCED    UNITS INTEREST
        ---------             --------      ---------    --------------
Retirement Inn of          Burlingame, CA     1989        67   Fee-Owned
Burlingame
Retirement Inn of Campbell Campbell, CA       1989        71   Fee-Owned
Covina Villa               Covina, CA         1988        63   Fee-Owned,
                                                                 subject to
                                                               ground lease
Retirement Inn of Daly     Daly City, CA      1989        94   Fee-Owned
City
Retirement Inn of Fremont  Fremont, CA        1989        69   Fee-Owned
Retirement Inn of          Fullerton, CA      1989        67   Fee-Owned
Fullerton
Montego Heights Lodge      Walnut Creek,      1989       162   Fee-Owned
                           CA
Retirement Inn of          Sunnyvale, CA      1989       123   Fee-Owned
Sunnyvale
Valley View Lodge          Walnut Creek,      1989       124   Fee-Owned
                           CA
Inn at Willow Glen         San Jose, CA       1989        83   Leased


        On March 2, 1999, we purchased our landlords' fee interests in the Retirement Inn of Burlingame, Retirement Inn of Campbell, Retirement Inn of Fremont and Retirement Inn of Sunnyvale.

ITEM 3. LEGAL PROCEEDINGS

        On June 15, 1999, six California limited partnerships of which the Company is the managing general partner and a majority limited partner - American Retirement Villas Properties II, American Retirement Villias Properties III, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (the "ARV Partnerships") - filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent mispresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L.C. ("Defendants").

        The parties are in the intial states of discovery. Defendants have not filed a counter-claim, but have threatened in verbal communications to seek payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. The ARV Partnerships believe that they have substantial and meritorious defenses to the counter-claims threatened by Defendants.

        We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

        No matters were submitted to Unitholders during the fiscal year.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED UNITHOLDER MATTERS

        There is no established public trading market for our securities. As noted in Item 1, ARVAL, our Managing General Partner ,tendered for our limited partnership units in May 1996 and July 1996. During 1997, ARVAL acquired 525 additional units at a net cash price of approximately $720 per unit. As of December 31, 1999, ARVAL owned 18,323 limited Partnership units or approximately 52.3% of outstanding limited partner units.

        As of December 31, 1999, there were approximately 1,740 Unit Holders of record owning 35,019.88 units. For the years ended December 31, 1999, 1998 and 1997, we made limited partner distributions of $502.32 per unit, $53.63 per unit, and $45.24 per unit, respectively. The return of capital for the years ended December 31, 1999, 1998 and 1997 was $461.33 per unit, $2.38 per unit, and $0 per unit, respectively. There were distributions of earnings for the years ended December 31, 1999, 1998 and 1997 of $40.99 per unit, $51.25 per unit, and $45.24 per unit, respectively.

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


                                1999           1998          1997          1996         1995
                              --------       --------      --------      --------      --------
                                               (IN THOUSANDS EXCEPT UNIT DATA)
Revenue                       $ 20,876       $ 19,599      $ 19,044      $ 17,834      $ 16,982

Net income                       1,435          1,813         2,878         1,576           873

Net income
(per limited
partner unit)                    40.99          51.25         81.35         44.55         24.71
Total assets                    38,543         21,836        21,929        20,801        21,524
Partners' capital
(deficit)                       (2,895)        13,439        13,523        12,245        12,819
Notes payable                   39,545          6,170         6,403         6,562         7,212
Per limited partner unit:
Distributions of
earnings                         40.99          51.25         45.24         44.55         24.71
Distributions -
return of Capital               461.33           2.38            --         16.22         39.57
Total distributions
(per limited partner
unit)                           502.32          53.63         45.24         60.77         64.28


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

        On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. During 1999, net cash provided by operating activities was approximately $2.1 million compared to $2.5 million and $4.7 million for 1998 and 1997, respectively.

        Given the age of the ALCs (ages range from 12 to 24 years with an average age of 20.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs. We expect to fund repairs and improvement primarily from our operating cash flow. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations will either be reduced or eliminated to the Partners in the near term. Our General Partners expect that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

        During 1999, net cash used in investing activities was $16.1 million compared to $1.3 million and $1.2 million for 1998 and 1997, respectively. The increase was a primarily a result of the purchase of our landlords' interests in four previously leased assisted living communities, and capital expenditures required to qualify for the refinancing. In addition, investing activities included property improvements and the purchase of furniture, fixtures and equipment.

     During 1999, net cash provided by financing activities was $15.1 million compared to net cash used in financing activities of $2.1 million and $2.0 million for 1998 and 1997, respectively. The components were:

- A $14.3 million bridge loan which enabled us to purchase four previously leased communities from our landlords and

- Refinancing of the 8 owned properties, as part of the $39.7 million refinancing offset by

- Payment of $21.0 million for the bridge loan and all other indebtedness of the eight refinanced properties; and

-       Distributions paid to partners of $18.3 million.

        Our Managing General Partner's Board of Directors approved the refinancing of 8 ALCs in July 1998 to:

        - take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

        -       provide a return of equity to the limited partners;

        -       borrow against the increased value of these properties; and

        - finance the purchase of four ALCs that were previously operated under long-term operating leases.

        In March 1999, we obtained a bridge loan of approximately $14.7 million, enabling us to purchase four previously leased properties from our landlords. The loan was paid off by refinancing.

On June 28, 1999, we obtained financing from a lender on our 8 owned ALCs. The loan is secured by the various properties, in addition, ARVAL, our Managing General Partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. As part of the loan requirements, we created a wholly-owned subsidiary Retirement Inns II, LLC. Most of the loan proceeds from the refinancing was distributed to the limited partners and enhanced our liquidity position in the partnership. A 2% structuring fee was paid to the lender. In 1998, we paid a net $1.3 million rate lock fee for a refinancing that did not consummate. This charge was taken in the statements of income presented for 1998. However, we feel we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

        Our General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. Our General Partners believe that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates. We have notes payable of approximately $39.5 million as of December 31, 1999.

CAPITAL RESOURCES

        During 1999, we continued our refurbishment program in order to repair, maintain and physically improve the ten ALCs. We expect that the funds for these improvements should be available from operations or cash on hand. Other than as disclosed above, there are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

YEAR 2000

Our Year 2000 program, implemented worldwide under the direction of our senior management, was completed on schedule. We did not experience any significant operational issues nor did our residents experience any problems at our ALCs. The total cost of our Year 2000 program is approximately $0.1 million. We are not aware of any obligations related to damages resulting from Year 2000 issues. We do not believe that any such obligations that may arise in the future will have a material effect on our business, results of operations, financial position or liquidity. RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998


(DOLLARS IN MILLIONS)                                                         Increase/
                                              1999              1998          (decrease)
                                          ------------      ------------      ------------


Revenue:
  Assisted living community revenue       $       20.4      $       19.1               7.1%
  Interest and other revenue                       0.5               0.5             (15.9)%
                                          ------------      ------------      ------------
          Total revenue                           20.9              19.6               6.5%
                                          ------------      ------------      ------------
Costs and expenses:
  Assisted living operating expenses              12.8              12.0               6.5%
  General and administrative                       1.0               1.1             (18.4)%
  Communities rent                                  .6               1.2             (52.6)%
  Depreciation and amortization                    1.8               1.1              62.2%
  Property taxes                                   0.6               0.5             15.38%
  Advertising                                      0.2               0.2               8.1%
  Interest                                         2.5               1.7             388.4%
                                          ------------      ------------      ------------
          Total costs and expenses                19.5              17.8               5.1%
                                          ------------      ------------      ------------
          Net income                      $        1.4      $        1.8             (15.6)%
                                          ============      ============      ============


        The increase in assisted living community revenue is attributable to:

        - the increase in assisted living penetration to 56.8% for the year ended December 31, 1999 compared with 53.4% for the year ended December 31, 1998; and

        - the increase in average rate per occupied unit to $2,066 for the year ended December 31, 1999 as compared with $1,921 the year ended December 31, 1998;

        The increase in assisted living operating expenses is attributable to:

        - staffing requirements related to increased assisted living services provided;

        -       increased wages of staff; and

        -       normal operating expense increases.

        The decrease in general and administrative costs are primarily due to cost-cutting efforts.

        The decrease in communities rent is due to the purchase, during March 1999, of four previously leased communities.

        The increase in depreciation and amortization is due to the four previously leased communities that now are owned which resulted in depreciation and amortization expense.

        The increase in interest expense is related to the loans for the purchase of the four previously leased communities, in March of 1999, and to the refinancing on June 28, 1999 of the eight owned properties partially offset by the loan fees charged to interest expense in 1998.


THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997


(DOLLARS IN MILLIONS)                                                     Increase/
                                             1998            1997         (decrease)
                                          ----------      ----------      ----------
Revenue:
  Assisted living community revenue       $     19.1      $     18.7             1.8%
  Interest and other revenue                     0.5             0.3            71.8%
                                          ----------      ----------      ----------
          Total revenue                         19.6            19.0             2.9%
                                          ----------      ----------      ----------
Costs and expenses:
  Assisted living operating expenses            12.0            11.3             6.4%
  General and administrative                     1.1             1.3           (16.7)%
  Communities rent                               1.2             1.2             0.9%
  Depreciation and amortization                  1.1             1.1            (1.1)%
  Property taxes                                 0.5             0.5             6.7%
  Advertising                                    0.2             0.2            (9.1)%
  Interest                                       1.7             0.5           213.0%
                                          ----------      ----------      ----------
          Total costs and expenses              17.8            16.1            10.0%
                                          ----------      ----------      ----------
          Net income                      $      1.8      $      2.9           (37.0)%
                                          ==========      ==========      ==========


        The increase in assisted living community revenue is attributable to:

        - the increase in assisted living penetration to 53.4% for the year ended December 31, 1998 compared with 46.2% for the year ended December 31, 1997;

        - the increase in average rate per occupied unit to $1,921 for the year ended December 31, 1998 as compared with $1,802 the year ended December 31, 1997;

                offset by:

        - the decrease in average occupancy for our ALCs to 89.0% for the year ended December 31, 1998 as compared with 92.0% for the year ended December 31, 1997.

        The increase in interest and other revenue is attributable to:

        -       interest bearing bank accounts used during 1998; and

        - the increase in processing and other resident fees for the year ended December 31, 1998.

        The increase in assisted living operating expenses is attributable to:

        - staffing requirements related to increased assisted living services provided; and

        -       increased wages of staff.

        The decrease in general and administrative costs are attributable to:

        - the reduction of legal expenses paid in 1998 for the Casa Amigo litigation; and

        - the reduction of the partnership management fee in 1998 related to decreased partnership cash flow.

        Depreciation and amortization, property taxes and advertising expenses remained constant between years.

        The increase in interest expense is related to $1.3 million of interest rate lock, less $0.2 million in lock fees returned and commitment fees incurred in connection with the failed refinance of certain notes payable.

FUTURE CASH DISTRIBUTIONS

        Our General Partners believe that our ability to make cash distributions to limited partners depends on factors such as our ability to rent the available units and maintain high occupancies and rates, our ability to control both operating and administrative expenses, our ability to maintain adequate working capital, the absence of any losses from uninsured property damage or future litigation, our ability to generate proceeds from the sales of properties and our ability to renew the final existing lease under favorable terms.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks related to fluctuations in interest rates on our fixed rate notes payable. Currently, we do not utilize interest rate swaps. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

INDIVIDUAL GENERAL PARTNERS

JOHN A. BOOTY, age 61, one of ARVAL's founders, retired in September 1996 after serving as president since the date of ARVAL's inception in 1985. Since his retirement he has served as a consultant to ARVAL and most recently as a Director until September 1999. He also served as interim president of ARVAL from October 1997 to January 1998 and as interim chief executive officer from October 1997 to December 1997.

DAVID P. COLLINS, age 62, has served ARVAL in several capacities since 1981. He is a past president of ARV Assisted Living International, Inc., a wholly-owned subsidiary of ARVAL. From 1985 to January 1998, Mr. Collins was a senior vice president of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently serves as a director of ARVAL.

GARY L. DAVIDSON, age 65, an attorney and one of ARVAL's founders, previously practiced law in Orange County. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, age 64, was associated with KPMG LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, age 71, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")


DOUGLAS M. PASQUALE, age 45, was appointed president and chief executive officer of ARVAL on March 26, 1999. He joined ARVAL as president and chief operating officer on June 1, 1998, and was named a Director in October 1998 and chairman in December of 1999. Prior to joining ARVAL, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

ABDO H. KHOURY, age 50, was appointed senior vice president and chief financial officer of ARVAL on March 30, 1999. Previously he had served ARVAL as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to ARVAL in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DIRECTORS OF ARVAL

For a description of Messrs. Pasquale, and Collins, please see above.

MAURICE J. DEWALD, age 59, is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

JOHN A. MOORE, age 38, is a Principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he was Executive Vice President and Chief Financial Officer from 1996. Previously, he worked with Olympia and York as Senior Vice President, Finance. Mr. Moore joined Olympia and York in 1988.

JEFFREY D. KOBLENTZ, age 32, is a Vice President of Lazard Freres Real Estate Investors L.L.C. He joined Lazard in 1998 from Arthur Andersen LLP, where he was a Manager in the Real Estate Services Group. Mr. Koblentz joined Arthur Andersen in 1992.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by our General Partners.


Acquisition Fees
(ARV Assisted Living, Inc.)             A property acquisition fee of 2% of Gross Offering Proceeds to be paid for services in connection with the selection and purchase of
                                        Projects and related negotiations. In addition, a development, processing and renovation fee of 5.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing ALCs and the development, processing or construction of Projects we have developed. There were no property acquisitions, development, processing and renovation fees for the years ended December 31, 1999, 1998 and
                                        1997.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)             Rent-up and staff training fees of 4.5% of the Gross Offering
                                        Proceeds allocated to each specific acquired or developed Project.
                                        Such fees will be paid for services in connection with the opening and initial operations of the Projects including, without
                                        limitation, design and implementation of the advertising,  direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ended December 31, 1999, 1998 and 1997.

Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5% of gross revenue is paid for managerial services including general supervision, hiring of onsite management personnel employed by ARVAL, renting of units,
                                        installation and provision of food service, maintenance, and other operations. For the years ended December 31, 1999, 1998 and 1997, the property management fee amounted to $1,037,000, $974,000, and
                                        $952,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A partnership management fee of 10% of cash flow before
                                        distributions is paid for implementing our business plan,
                                        supervising and managing our affairs including general
                                        administration and coordination of legal, audit, tax, and insurance matters. For the years ended December 31, 1999, 1998 and 1997, our partnership management fee amounted to $348,000, $333,000, and
                                        $422,000, respectively.

Sale of Partnership Projects
(General Partners)                      The Limited Partnership Agreement permits payment in the form of real estate commissions to the General Partners or their
                                        Affiliates. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage
                                        commission, whichever is less. For the years ended December 31,
                                        1999, 1998 and 1997, no real estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)             ARVAL is entitled to receive 15% of the Proceeds of Sale or
                                        Refinancing subordinated to a return to the limited partners of
                                        Initial Capital Contributions plus an 8%-10% (depending on the timing of the limited partners' investment) per annum cumulative, but not compounded, return thereon from all sources. For the years ended December 31, 1999, 1998 and 1997, no incentive compensation was earned.

Partnership Interest
(General Partners)                      1% of all items of capital, profit or loss, and liquidating
                                        Distributions, subject to a capital account adjustment, is paid to our
                                        General Partners.

Reimbursed Expenses
(General Partners)                      All of our expenses are billed directly to and paid by us.  Our
                                        General Partners may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by
                                        us. Our Managing General Partner is reimbursed for administrative services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which we would be required to pay to independent parties for comparable administrative services in the same geographic location.
                                        Total reimbursements to ARVAL amounted to $9.4 million, $7.1 million, and $6.6 million for the years ended December 31, 1999,
                                        1998 and 1997, respectively.


SEE FOOTNOTE 3 OF NOTES TO FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                                NAME AND ADDRESS OF           AMOUNT AND NATURE OF        PERCENT OF
TITLE OF CLASS                    BENEFICIAL OWNER            BENEFICIAL OWNERSHIP          CLASS
--------------                  -------------------           --------------------        ----------
Limited Partnership           ARV Assisted Living, Inc.          18,323 units               52.3%
      Units                   245 Fischer Ave., D-1              Direct ownership
                              Costa Mesa, CA 92626


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Other than the compensation earned by our General Partners, as set out under ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from us. Our Managing General Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular ALCs are generating Cash Flow or otherwise benefiting us, a conflict of interest could arise in that it might be to the advantage of our General Partners that a community be retained or refinanced rather than sold. On the other hand, an Affiliate of our General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

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

Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Total Savings Plan expense was $22,000 and $20,000 for the years ended December 31, 1999 and 1998, respectively and included in the reimbursed expense amount in item 11 above.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

        -       Independent Auditors' Report;

        -       Balance Sheets - December 31, 1999 and 1998;

        -       Consolidated Statements of Income

        -       Years Ended December 31, 1999, 1998 and 1997;

        -       Consolidated Statements of Partners' Capital

        -       Years Ended December 31, 1999, 1998 and 1997;

        -       Consolidated Statements of Cash Flows

        -       Years Ended December 31, 1999, 1998 and 1997;

        -       Notes to Financial Statements; and - Financial Statement
                Schedule

        -       Schedule III

        -       Real Estate and Related Accumulated Depreciation and
                Amortization

        -       December 31, 1999.

(b) Reports on Form 8-K. The Registrant did not file any 8-K reports during the last quarter of 1999.

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

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

/s/ DOUGLAS M. PASQUALE
-----------------------

By: Douglas M. Pasquale, President, Chief Executive Officer and Chairman of the Board of ARVAL, Managing General Partner

/s/  ABDO H. KHOURY

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


                SIGNATURE                                   TITLE                             DATE
                ---------                                   -----                             ----
/s/ DOUGLAS M. PASQUALE                    President, Chief Executive Officer and        March 30, 2000
     Douglas M. Pasquale                   Chairman of the Board of ARVAL,
                                           Managing General Partner

/s/ ABDO H. KHOURY                         Senior Vice President and Chief               March 30, 2000
     Abdo H. Khoury                        Financial Officer of ARVAL, Managing
                                           General Partner

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                        Financial Statements and Schedule

                                Items 8 and 14(a)

                        December 31, 1999, 1998 and 1997

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

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

                   Index to Financial Statements and Schedule


                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                               F-1

Consolidated Balance Sheets - December 31, 1999 and 1998                   F-2

Consolidated Statements of Income - Years ended December 31, 1999, 1998    F-3
and 1997

Consolidated Statements of Partners' Capital (Deficit) - Years ended       F-4
December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1999,     F-5
1998 and 1997

Notes to Consolidated Financial Statements                                 F-6

Schedule

Real Estate and Related Accumulated Depreciation and Amortization -
     December 31, 1999                                                     F-12


All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

ARV Assisted Living, Inc.
   as the Managing General Partner
   of American Retirement Villas Properties II:

We have audited the consolidated financial statements of American Retirement Villas Properties II, a California limited partnership, and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, consolidated the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Retirement Villas Properties II and subsidiary as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/KPMG LLP

Orange County, California
March 2, 2000

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                          (In thousands, except units)


                                   ASSETS                         1999           1998
                                                                --------       --------
Properties, at cost:
   Land                                                         $ 11,453       $  2,903
   Buildings and improvements, less accumulated
     depreciation of $7,248 and $6,435 in 1999 and 1998,
     respectively                                                 20,662         14,448
   Leasehold property and improvements, less
     accumulated depreciation of $1,244 and $5,752 in 1999
     and 1998, respectively                                          209            616
   Furniture, fixtures and equipment, less
     accumulated depreciation of $1,145 in 1999 and 1998           1,373          1,193
                                                                --------       --------

         Net properties                                           33,697         19,160

Cash                                                               2,002            953
Other assets, including impound accounts of
    $1,112 and $898 in 1999 and 1998, respectively                 2,844          1,723
                                                                --------       --------
                                                                $ 38,543       $ 21,836
                                                                ========       ========
                         LIABILITIES AND PARTNERS'

CAPITAL (DEFICIT)

Liabilities:
   Notes payable                                                $ 39,545       $  6,170
   Accounts payable                                                  155            698
   Accrued expenses                                                1,426            569
   Amounts payable to affiliate                                      304            453
   Distributions payable to Partners                                   8            507
                                                                --------       --------

         Total liabilities                                        41,438          8,397
                                                                --------       --------

Commitments and contingencies

Partners' capital (deficit):
   General partners                                                  119            282
   Limited partners, 35,020 units authorized,
     issued and outstanding                                       (3,014)        13,157
                                                                --------       --------

         Total partners' capital (deficit)                        (2,895)        13,439
                                                                --------       --------

                                                                $ 38,543       $ 21,836
                                                                ========       ========


          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998 and 1997

                     (In thousands, except amounts per unit)


                                                 1999         1998         1997
                                                -------      -------      -------
Revenues:
   Rent                                         $16,411      $15,400      $15,638
   Assisted living                                4,014        3,663        3,094
   Interest                                         141          105           17
   Other                                            310          431          295
                                                -------      -------      -------

         Total revenues                          20,876       19,599       19,044
                                                -------      -------      -------

Costs and expenses:
   Rental property operations
     (including $6,044, $5,849,
     and $5,896 related to affiliates
     in 1999, 1998 and 1997, respectively)       10,375       10,276       10,050

   Assisted living (including $2,311,             2,402        1,727        1,235
   $1,653 and $1,211 related to
   affiliates in 1999, 1998 and 1997,
   respectively)
   General and administrative
     (including $607, $690, and $843
     related to affiliates in
     1999, 1998 and 1997, respectively)           1,004        1,118        1,342
   Communities rent                                 563        1,187        1,176
   Depreciation and amortization                  1,802        1,111        1,123
   Property taxes                                   610          529          496
   Advertising                                      217          201          221
   Interest                                       2,468        1,637          523
                                                -------      -------      -------

         Total costs and expenses                19,441       17,786       16,166
                                                -------      -------      -------

         Net income                             $ 1,435      $ 1,813      $ 2,878
                                                =======      =======      =======

Net income per limited partner unit             $ 40.99      $ 51.25      $ 81.35
                                                =======      =======      =======


          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

             Consolidated Statements of Partners' Capital (Deficit)

                  Years ended December 31, 1999, 1998 and 1997

                     (In thousands, except amounts per unit)


                                                                           TOTAL
                                                                         PARTNERS'
                                            GENERAL       LIMITED         CAPITAL
                                           PARTNERS       PARTNERS       (DEFICIT)
                                           --------       --------       --------
Balance at December 31, 1996               $    270       $ 11,975       $ 12,245

Distribution to partners ($45.24 per
limited partner unit)                           (16)        (1,584)        (1,600)

Net income                                       29          2,849          2,878
                                           --------       --------       --------

Balance at December 31, 1997                    283         13,240         13,523

Distribution to partners ($53.63 per
limited partner unit)                           (19)        (1,878)        (1,897)

Net income                                       18          1,795          1,813
                                           --------       --------       --------

Balance at December 31, 1998                    282         13,157         13,439

Distribution to partners ($502.32 per
limited partner unit)                          (177)       (17,592)       (17,769)

Net income                                       14          1,421          1,435
                                           --------       --------       --------

Balance at December 31, 1999               $    119       $ (3,014)      $ (2,895)
                                           ========       ========       ========


          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                 (In thousands)


                                                                   1999           1998           1997
                                                                 --------       --------       --------
Cash flows from operating activities:
   Net income                                                    $  1,435       $  1,813       $  2,878
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                1,802          1,111          1,123
       Change in assets and liabilities:
        (Increase) decrease in other assets                        (1,321)          (641)           434
        Increase in accounts payable and accrued expenses             315             21            183
        Increase (decrease) in amounts payable to affiliate          (149)           176             88
                                                                 --------       --------       --------

               Net cash provided by operating activities            2,082          2,480          4,706
                                                                 --------       --------       --------

Cash flows used in investing activities:
   Capital expenditures                                            (1,647)        (1,281)        (1,198)
   Purchase of previously leased communities                      (14,692)             -              -
   Refund of purchase deposit, net                                    199              -              -
                                                                 --------       --------       --------
               Net cash used in investing activities              (16,140)        (1,281)        (1,198)
                                                                 --------       --------       --------
Cash flows from financing activities:
   Principal repayments on notes payable                          (21,006)          (233)          (159)
   Proceeds from notes payable                                     54,381              -              -
   Distributions paid                                             (18,268)        (1,870)        (1,862)
                                                                 --------       --------       --------
        Net cash provided by (used in) financing activities        15,107         (2,103)        (2,021)
                                                                 --------       --------       --------
               Net increase (decrease) in cash                      1,049           (904)         1,487

Cash at beginning of year                                             953          1,857            370
                                                                 --------       --------       --------

Cash at end of year                                              $  2,002       $    953       $  1,857
                                                                 ========       ========       ========

Supplemental disclosure of cash flow information -
   cash paid during the year for interest                        $  2,208       $  1,637       $    523
                                                                 ========       ========       ========

Supplemental disclosure of noncash financing activities:
   Distributions accrued to partners                             $      8       $    450       $    442
                                                                 ========       ========       ========


          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF ACCOUNTING

                American Retirement Villas Properties II maintains records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

        PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.


        CARRYING VALUE OF REAL ESTATE

                Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:


        Buildings and improvements .............      27.5 to 35 years
        Leasehold property and improvements ....      Lease term
        Furniture, fixtures and equipment ......      3 to 7 years


                We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

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

                Following are our assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for Federal income tax reporting purposes at December 31 (in thousands):


                                              1999                      1998
                                       --------------------      --------------------
                                        GAAP         TAX          GAAP         TAX
                                        BASIS      BASIS (1)      BASIS      BASIS (1)
                                       -------      -------      -------      -------
        Total assets ............      $38,543      $43,270      $21,836      $35,231
                                       =======      =======      =======      =======
        Total liabilities .......      $41,438      $41,438      $ 8,397      $ 8,089
                                       =======      =======      =======      =======


        Following are the differences between the financial statement and tax return income (in thousands):


                                                         1999          1998          1997
                                                       -------       -------       -------
Net income per financial statements                    $ 1,435       $ 1,813       $ 2,878
Depreciation differences on property (1)                  (495)         (344)         (496)
Amortization differences on intangible assets (1)           28          (158)          (47)
Other (1)                                                   60            34           178
                                                       -------       -------       -------
Taxable income per Federal tax return(1)               $ 1,028       $ 1,345       $ 2,513
                                                       =======       =======       =======


        (1) Unaudited

        NET INCOME PER LIMITED PARTNER UNIT

                We based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in 1999, 1998 and 1997.

(2)     ORGANIZATION AND PARTNERSHIP AGREEMENT

                We were formed on February 9, 1988 for the purpose of acquiring, developing and operating residential retirement communities. Our term is 59 years and may be dissolved earlier under certain circumstances. Limited Partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGHs and pension plans and 5 units for all other investors) were offered for sale to the general public. A maximum number of 35,000 units were offered at $1,000 per unit and an additional 25 units were issued in lieu of commissions. We were initially capitalized by a $1,000 contribution from a Limited Partner and a $500 contribution from our General Partners. We reached our maximum capitalization in October 1989, representing a total capital investment of $35,000,000. In June 1990, we repurchased and effectively retired 5 units for $4,600 (the balance of unreturned initial contributions) from a Limited Partner. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

                Our Managing General Partner is ARV Assisted Living, Inc. ("ARVAL"), a Delaware corporation, and the individual General Partners are John A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. Our General Partners are not required to make capital contributions to the Partnership.

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

(3)     TRANSACTIONS WITH AFFILIATES

                Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues amounting to $1,037,000, $974,000, and $952,000, for the year ended December 31, 1999, 1998 and
        1997, respectively. Additionally, we pay a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounted to $348,000, $333,000, and $422,000, for the year ended December 31, 1999, 1998 and 1997, respectively. Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

                We reimburse ARVAL for certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses they pay on our behalf. The total reimbursements to ARVAL are included in rental property operations, assisted living and general and administrative expenses in the accompanying statements of income amounted to $9.4 million, $7.1 million, and $6.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                Amounts payable to affiliates at December 31, 1999 and 1998 include expense reimbursements and accrued property management and partnership management fees.

(4)     PROPERTIES

                The following table sets forth, as of December 31, 1999, the location, the date on which operations commenced and number of units in the property.


                                                            OPERATIONS
             COMMUNITY                 LOCATION              COMMENCED                      UNITS
             ---------              -------------          ------------                    ------
Retirement Inn of Burlingame        Burlingame, CA             1989                          67
Retirement Inn of Campbell          Campbell, CA               1989                          71
Covina Villa                        Covina, CA                 1988                          63
Retirement Inn of Daly City         Daly City, CA              1989                          94
Retirement Inn of Fremont           Fremont, CA                1989                          69
Retirement Inn of Fullerton         Fullerton, CA              1989                          67
Montego Heights Lodge               Walnut Creek, CA           1989                         162
Retirement Inn of Sunnyvale         Sunnyvale, CA              1989                         123
Valley View Lodge                   Walnut Creek, CA           1989                         124
Inn at Willow Glen                  San Jose, CA               1989                          83


(5)     COMMITMENTS AND CONTINGENCIES

        LEASE COMMITMENTS:

        Covina Villa

                In October 1988, we purchased Covina Villa, an existing assisted living community in Covina, California. In conjunction with the acquisition, we assumed a ground lease, expiring in 2037, covering the land on which the community is built. Pledged as collateral for the ground lease is a security interest in the community property and in all furniture, fixtures and equipment which we place in the community. Rent expense under the ground lease for 1999, 1998 and 1997 was $115,000, $116,000, and $110,000, respectively.

        Retirement Inns of America

                In April 1989, we acquired the operations of eight existing assisted living communities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, we acquired certain assets and assumed certain liabilities relating to the operations of the communities. We purchased three of the communities and assumed a tenant's position under long-term operating leases for the other five communities. On March 2, 1999, we purchased our landlords' fee interests in four of the five operating leases. Rent expense under the operating leases for 1999, 1998 and 1997 was $448,000, $1,071,000, and $1,066,000, respectively.

                Future minimum lease payments under all ground and community leases, which are treated as operating leases, are as follows (in thousands):


Year ending December 31:
2000                                          $  350
2001                                             350
2002                                             350
2003                                             350
2004                                             147
Thereafter                                     4,976
                                               -----
                                              $6,523
                                              ======

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

(6)     NOTES PAYABLE

        On June 28, 1999, we obtained financing on our 8 owned ALCs. The loan is for 24 months and is secured by the various properties; in addition, ARVAL, our Managing General Partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. As part of the loan requirements, we created a wholly-owned subsidiary Retirement Inns II, LLC. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% and the payments are based upon a 25 year principal and interest amortization schedule.

        At December 31, 1999 and 1998, notes payable included the following (in thousands):


                                                                                    1999         1998
                                                                                  -------      -------
HUD issued note payable, bearing interest at 7.5%; Monthly principal and interest payments of $26; Due August 1, 2018; collateralized by deed of
   Trust on the Montego Heights property; repaid in 1999                          $    --      $ 3,225

HUD issued note payable, bearing interest at 8.25%; Monthly principal and interest payments of $23; Due November 1, 2016; collateralized by deed of
   Trust on the Valley View Lodge property; repaid in 1999                             --        2,631

Note payable to bank, bearing interest at 1% in Excess of the bank's prime rate (7.75% at December 31, 1998); monthly principal and Interest payments of $5; due January 10, 2003; Collateralized by deed of trust on the Fullerton
   Property; repaid in 1999                                                            --          255

Notes payable to bank, bearing interest at 9.15%
   Monthly principal and interest payments $337
   Collateralized by various properties                                            39,527           --

Various notes payable, bearing interest at rates from 8.67% to 10.39%, payable in monthly principal and Interest installments of $3 and all unpaid Principal and interest due on or before November 1,
   2000; collateralized by equipment                                                   18           59
                                                                                  -------      -------
                                                                                  $39,545      $ 6,170
                                                                                  =======      =======


        The annual principal payments of the notes payable are as follows (in thousands):


Year ending December 31:
2000                                              469
2001                                           39,076
                                               ------
                                               $39,545
                                               =======


Our Managing General Partner's Board of Directors approved the refinancing of 8 assisted living communities in July 1998 to:

        - take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

        -       provide a return of equity to the limited partners;

        -       borrow against the increased value of these properties; and

        - purchase four ALCs that were previously operated under long-term operating leases.

                In conjunction with this financing, we paid the lender approximately $1.3 million of fees for an interest rate lock and $0.1 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999. We have included the remaining $1.1 million of fees in interest expense in the accompanying statements of income for 1998. We believe that we are entitled to a full and complete return of the rate lock fees paid. Although there can be no assurances that additional interest rate lock fees will be returned, we intend to vigorously pursue a return of all fees and will seek legal recourse if necessary. The refinancing was completed in June 1999 through another source.

(7)     EMPLOYEE BENEFIT PLANS

                Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
        Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $22,000, $20,000 and $21,000 (as a reimbursement to ARVAL) for the years ended December 31, 1999, 1998 and 1997.

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

        NOTES PAYABLE

                For notes payable with variable interest rates, fair value is the amount reported as payable in the financial statements. For notes payable with fixed rates of interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms. As of December 31, 1999 there were no notes payable with variable interest rates. The fair market value of the fixed rate notes is approximately $39.5 million.

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 1999
                                 (In thousands)


                                                                                   LEASEHOLD
                                                                     BLDGS         PROPERTY         COSTS
                                                                      AND             AND         CAPITALIZED
                                                                    IMPROVE-        IMPROVE-      SUBSEQUENT
DESCRIPTION                       ENCUMBRANCES        LAND           MENTS           MENTS       TO ACQUISITION       LAND
                                  ------------     ----------      ----------      ----------    --------------    ----------
Covina Villa Retirement Inns:            $ --            $ --           1,850            $ --      $      667            $ --
   Burlingame                           3,187              --              --             938           1,751           1,536
   Campbell                             1,554              --              --             814           2,788           2,002
   Daly City                            3,661             500           1,178              --             730             500
   Fremont                              2,833              --              --             567           1,715           1,247
   Fullerton                            1,897             500             982              --             973             500
   Willow Glen                             --              --              --           1,011             442              --
   Sunnyvale                            8,255              --              --           1,431           5,294           3,765
   Valley View                         10,881           1,000           4,018              --           1,307           1,000
Montego Heights                         7,259             900           7,800              --           1,660             903
                                   ----------      ----------      ----------      ----------      ----------      ----------
                                   $   39,527      $    2,900      $   15,828      $    4,761      $   17,327      $   11,453
                                   ==========      ==========      ==========      ==========      ==========      ==========


                                                     LEASEHOLD
                                      BLDGS          PROPERTY                        ACCUMU-            DATE             DEPRE-
                                       AND             AND                           MULATED             OF              CIABLE
                                     IMPROVE-        IMPROVE-         TOTAL           DEPRE-           ACQUI-            LIVES
DESCRIPTION                           MENTS           MENTS            (1)           CIATION           SITION           (YEARS)
                                   ----------      ----------      ----------      ----------        ----------        ----------
Covina Villa Retirement Inns:      $    2,517      $       --      $    2,517      $      964           10/88              35
   Burlingame                           1,153              --           2,689              34            4/89             8.5(2)
   Campbell                             1,600              --           3,602              47            4/89             6.3(2)
   Daly City                            1,908              --           2,408             686            4/89              35
   Fremont                              1,035              --           2,282              31            4/89             7.8(2)
   Fullerton                            1,955              --           2,455             600            4/89              35
   Willow Glen                             --           1,453           1,453           1,244            4/89             8.7(2)
   Sunnyvale                            2,960              --           6,725              88            4/89             7.0(2)
   Valley View                          5,325              --           6,325           1,774            4/89              35
Montego Heights                         9,457              --          10,360           3,024           11/89              35
                                   ----------      ----------      ----------      ----------
                                   $   27,910      $    1,453      $   40,816      $    8,492
                                   ==========      ==========      ==========      ==========


(1) Aggregate cost for Federal income tax purposes is $43,334 as of December 31, 1999.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

Following is a summary of investment in properties for the years ended December 31, 1999, 1998 and 1997:


                                    1999           1998          1997
                                  --------       --------      --------
Balance at beginning of year      $ 30,155       $ 29,405      $ 28,770
Improvements/construction           15,238            750           635
Transfer NBV to LLCs                (1,613)            --            --
Disposals                           (2,964)            --            --
                                  --------       --------      --------

Balance at end of year            $ 40,816       $ 30,155      $ 29,405
                                  ========       ========      ========


Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1999, 1998, and 1997:


                                    1999           1998          1997
                                  --------       --------      --------
Balance at beginning of year      $ 12,187       $ 11,513      $ 10,795
Transfer NBV to LLCs                (1,613)            --            --
Disposals                           (2,964)            --            --
Additions charged to expense           881            674           718
                                  --------       --------      --------

Balance at end of year            $  8,491       $ 12,187      $ 11,513
                                  ========       ========      ========

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                  DESCRIPTION
  ------                  -----------
   27                     Financial Data Schedule