Form 10-Q
period 2000-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2000-05-12
CIK 830156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   --------------------   --------------------

                         COMMISSION FILE NUMBER: 0-26468

                           AMERICAN RETIREMENT VILLAS
                               PROPERTIES II, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         CALIFORNIA                                              33-0278155
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


245 FISCHER AVENUE, D-1 COSTA MESA, CA                             92626
---------------------------------------                      -------------------
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
                                 (In thousands)

                                     ASSETS

                                                                    MARCH 31,      DECEMBER 31,
                                                                      2000            1999
                                                                    --------       ------------
Properties, at cost:
     Land                                                           $ 11,453         $ 11,453
     Buildings and improvements, less accumulated
       depreciation of $7,464 and $7,248 at March 31,
       2000 and December 31, 1999, respectively                       20,480           20,662

     Leasehold property and improvements, less
       accumulated depreciation of $1,250 and $1,244
       at March 31, 2000 and December 31, 1999, respectively             203              209
     Furniture, fixtures and equipment, less
       accumulated depreciation of $1,254 and $1,145 at
       March 31, 2000 and December 31, 1999, respectively              1,329            1,373
                                                                    --------         --------
               Net properties                                         33,465           33,697

Cash                                                                   2,228            2,002
Other assets                                                           2,451            2,844
                                                                    --------         --------
                                                                    $ 38,144         $ 38,543
                                                                    ========         ========

                                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                       $ 39,425         $ 39,545
Accounts payable                                                         128              155
Accrued expenses                                                       1,595            1,426
Amounts payable to affiliate                                             194              304
Distributions payable to Partners                                         33                8
                                                                    --------         --------
               Total liabilities                                      41,375           41,438
                                                                    --------         --------

Commitments and contingencies

Partners' capital (deficit):
     General partners' capital                                           283              119
     Limited partners' capital, 35,020 units outstanding              (3,514)          (3,014)
                                                                    --------         --------
               Total partners' capital                                (3,231)          (2,895)
                                                                    --------         --------
                                                                    $ 38,144         $ 38,543
                                                                    ========         ========

          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                       Condensed Statements of Operations
                                   (Unaudited)
                        (In thousands, except unit data)

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                      -----------------------
                                                       2000            1999
                                                      -------         -------
Revenues:
     Rent                                             $ 4,157         $ 3,987
     Assisted living                                      912             993
     Interest and other                                   106             130
                                                      -------         -------
 Total revenues                                         5,175           5,110
                                                      -------         -------

Costs and expenses:
     Rental property operations                         2,771           2,498
     Assisted living                                      699             545
     General and administrative                           121             300
     Communities rent                                      88             299
     Depreciation and amortization                        578             337
     Property taxes                                       164             148
     Advertising                                          110              34
     Interest                                             904             217
                                                      -------         -------
Total costs and expenses                                5,435           4,378
                                                      -------         -------
Income (loss) before income tax expense                  (260)            732
     Income tax expense                                     2              --
                                                      -------         -------
Net income (loss)                                     $  (262)        $   732
                                                      =======         =======

Net income (loss) per limited partnership unit        $ (7.42)        $ 20.69
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

                    American Retirement Villas Properties II
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         ------------------------
                                                                           2000             1999
                                                                         -------         --------
Cash flows from operating activities:
  Net income (loss)                                                      $  (262)        $    732
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                              578              337
  Change in assets and liabilities:
     (Increase) decrease in other assets                                     394              (82)
     Increase (decrease) in accounts payable & accrued expenses              142             (175)
     Increase (decrease) in amounts payable to affiliates                   (110)             405
                                                                         -------         --------
              Net cash provided by operating activities                      742            1,217
                                                                         -------         --------

Cash flows used in investing activities:
  Capital expenditures                                                      (346)            (332)
  Purchase of previously leased communities                                   --          (14,636)
  Refund of purchase deposit, net                                             (1)             200
                                                                         -------         --------
             Net cash used in investing activities                          (347)         (14,768)
                                                                         -------         --------

Cash flows provided by (used in) financing activities:
  Principal repayments on notes payable                                     (120)             (60)
  Proceeds from notes payable                                                 --           14,677
  Distributions paid                                                         (49)            (348)
                                                                         -------         --------
              Net cash provided by (used in) financing activities           (169)          14,269
                                                                         -------         --------

Net increase in cash                                                         226              718
Cash at beginning of period                                                2,002              953
                                                                         -------         --------
Cash at end of period                                                    $ 2,228         $  1,671
                                                                         =======         ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                             $   904         $    122
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

                                 March 31, 2000

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

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for 1999, which is on file with the SEC.

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

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $257,000 and $255,000 for the three-month periods ended March 31, 2000 and 1999, respectively. Additionally, we pay to ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $42,000 and $124,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)                       For the Three Months
                                              Ended March 31,
                                            ---------------------
                                                                     Increase/
                                             2000         1999       (decrease)
                                            ------       ------      ----------
Revenue:
  Assisted living community revenues        $  5.1       $  5.0          1.8%
  Interest and other revenue .......           0.1          0.1        (18.3)%
                                            ------       ------       ------
          Total revenues............           5.2          5.1          1.3%
                                            ------       ------       ------
Costs and expenses:
  Assisted living operating expenses           3.5          3.0         14.1%
  General and administrative .......           0.1          0.3        (59.8)%
  Communities rent .................           0.1          0.3        (70.6)%
  Depreciation and amortization ....           0.6          0.3         71.6%
  Property taxes ...................           0.2          0.2         11.2%
  Advertising ......................           0.1          0.1        219.7%
  Interest .........................           0.9          0.2        317.1%
                                            ------       ------       ------
          Total costs and expenses .           5.5          4.4         24.2%
                                            ------       ------       ------
          Net income (loss) ........        $ (0.3)      $  0.7       (135.8)%
                                            ======       ======       ======

The assisted living community revenue remained relatively constant due to:

         o an increase in the average rate per occupied unit to $2,099 for the three-month period ended March 31, 2000 as compared with $2,045 for the three-month period ended March 31, 1999; offset by:

         o a decrease in average occupancy for our assisted living communities to 87.0% for the three-month period ended March 31, 2000 as compared with 88.0% for the three-month period ended March 31, 1999; and

         o an decrease in assisted living penetration to 55.4% for the three-month period ended March 31, 2000 compared with 55.9% for the three-month period ended March 31, 1999.

Interest and other revenue remained relatively constant.

The increase in assisted living operating expenses is attributable to increased payroll costs including:

         o  increased wages of staff;

         o  incentive programs; and

         o  increased worker's compensation premiums.

The decrease in general and administrative is attributable to:

         o a reduction of administration fees paid to our managing general partner; and

         o a reduction of expenses, that were previously allocated to general and administrative due to cost-cutting efforts.

The decrease in community rent, and increases in property taxes and depreciation and amortization are a result of the purchase of four previously leased communities, in March of 1999.

The increase in advertising expenses is due to additional advertising in the 2000 quarter.

The increase in interest expense is related to the loans for the purchase of the four previously leased communities, in March of 1999, and to the increased debt from the refinancing on June 28, 1999 of the eight owned properties.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the three-month period ended March 31, 2000, cash provided by operating activities decreased to $0.7 million compared to $1.2 million for the corresponding period in 1999. The decrease was primarily due to the operating loss in the quarter.

During the three-month period ended March 31, 2000, our net cash used in investing activities decreased to $0.3 million compared to $14.8 million for the corresponding period in 1999. The decrease was a result of a purchase of our landlords' interests in four previously leased assisted living communities in March of 1999.

During the three-month period ended March 31, 2000, our net cash used in financing activities was $0.2 million compared to cash provided by financing activities of $14.3 million for the corresponding period in 1999. The cash provided by financing activities was the result of a $14.7 million bridge loan, which enabled us to purchase four previously leased communities from our landlords.

As of March 31, 2000, of our ten assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $725,000 for capital expenditures during 2000 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                                      AMERICAN RETIREMENT VILLAS PROPERTIES II,
                                      A CALIFORNIA LIMITED PARTNERSHIP


                                      By: /s/ Douglas M. Pasquale
                                          --------------------------------
                                          Douglas M. Pasquale

                                          Chairman of the Board of ARVAL,
                                          Managing General Partner.

                                          Date: May 12, 2000

                                      By: /s/ Abdo H. Khoury
                                          --------------------------------
                                          Abdo H. Khoury
                                          Senior Vice President, and Chief
                                          Financial Officer of ARVAL,
                                          Managing General Partner

                                          Date: May 12, 2000

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER                 DESCRIPTION
           -------                -----------

            27              Financial Data Schedule