Form 10-Q
period 2000-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2000-08-11
CIK 830156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
                                 (In thousands)

                                     ASSETS

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2000             1999
                                                                             --------        ------------
Properties, at cost:
     Land                                                                    $ 11,453         $ 11,453
     Buildings and improvements, less accumulated
      depreciation of $7,682 and $7,248 at June 30, 2000
      and December 31, 1999, respectively                                      20,405           20,662
     Leasehold property and improvements, less accumulated
      depreciation of $1,258 and $1,244 at June 30, 2000 and
      December 31, 1999, respectively                                             269              209
     Furniture, fixtures and equipment, less accumulated depreciation of $1,298 and $1,145 at June 30, 2000 and December 31, 1999,
      respectively                                                              1,306            1,373
                                                                             --------         --------
         Net properties                                                        33,433           33,697

Cash                                                                            2,112            2,002
Other assets                                                                    2,642            2,844
                                                                             --------         --------
                                                                             $ 38,187         $ 38,543
                                                                             ========         ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Notes payable                                                                $ 39,312         $ 39,545
Accounts payable                                                                  170              155
Accrued expenses                                                                1,500            1,426
Amounts payable to affiliate                                                      234              304
Distributions payable to Partners                                                  31                8
                                                                             --------         --------
         Total liabilities                                                     41,247           41,438
                                                                             --------         --------
Commitments and contingencies

Partners' capital (deficit)
  General partners' capital                                                       117              119
  Limited partners' capital, 35,020 units outstanding                          (3,177)          (3,014)
                                                                             --------         --------
         Total partners' capital (deficit)                                     (3,060)          (2,895)
                                                                             --------         --------
                                                                             $ 38,187         $ 38,543
                                                                             ========         ========

          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Statements of Operations
                                   (Unaudited)
                        (In thousands, except unit data)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  --------------------        ------------------------
                                                   2000          1999            2000            1999
                                                  ------        ------        --------         -------
REVENUE:
Rent                                              $4,230        $4,093        $  8,387         $ 8,080
Assisted living                                      965         1,014           1,877           2,007
Interest and other                                   101           113             207             243
                                                  ------        ------        --------         -------
         Total revenue                             5,296         5,220          10,471          10,330
                                                  ------        ------        --------         -------

COSTS AND EXPENSES:
Rental property operations                         2,775         2,666           5,565           5,263
Assisted living                                      623           456           1,323             880
General and administrative                           132           283             252             584
Communities rent                                      87            86             175             386
Depreciation and amortization                        578           419           1,156             756
Property taxes                                       152           177             316             325
Advertising                                          102            66             192             120
Interest                                             673           443           1,577             660
                                                  ------        ------        --------         -------
         Total costs and expenses                  5,122         4,596          10,556           8,974
                                                  ------        ------        --------         -------
Income (loss) before income tax expense              174           624             (85)          1,356
     Income tax expense                                2            --               5              --
                                                  ------        ------        --------         -------
         Net income (loss)                        $  172        $  624        $    (90)        $ 1,356
                                                  ======        ======        ========         =======

Net income (loss) per limited partner unit        $ 4.86        $16.26        $  (2.56)        $ 36.96
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

                    American Retirement Villas Properties II
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                               ------------------------
                                                                 2000             1999
                                                               --------        --------
Cash flows from operating activities:
  Net income (loss)                                            $   (90)        $  1,356
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                                  1,156              756
  Change in assets and liabilities:
     Increase in other assets                                     (218)          (1,599)
     Increase (decrease) in accounts payable & accrued
      expenses                                                      88             (423)
     Increase in amounts payable to affiliate                      (70)             (21)
                                                               -------         --------
              Net cash provided by operating activities            866               69
                                                               -------         --------

Cash flows used in investing activities:
  Capital expenditures                                            (470)            (913)
  Purchase of previously leased communities                         --          (14,636)
  (Increase) decrease in deposits                                   (1)             200
                                                               -------         --------
              Net cash used in investing activities               (471)         (15,349)
                                                               -------         --------

Cash flows from financing activities:
  Principal repayments on notes payable                           (233)         (20,791)
  Proceeds from notes payable                                       --           54,380
  Distributions paid                                               (52)          (9,755)
                                                               -------         --------
              Net cash provided by (used in) financing
               activities                                         (285)          23,834
                                                               -------         --------

Net increase in cash                                               110            8,554
Cash at beginning of period                                      2,002              953
                                                               -------         --------
Cash at end of period                                          $ 2,112         $  9,507
                                                               =======         ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                   $ 1,805         $    443
                                                               =======         ========

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                  June 30, 2000

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

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $518,000 and $514,000 for the six-month periods and $261,000 and $259,000 for the three-month periods ended June 30, 2000 and 1999 respectively. Additionally, we pay to ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $109,000 and $252,000 for the six-month periods and $67,000 and $128,000 for the three-month periods ended June 30, 2000 and 1999 respectively.

(3) NOTES PAYABLE

On June 28, 1999, we obtained financing on eight owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns II, LLC. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living, our managing general partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.3 million of mortgage loans are due June 2001 and are in the process of being refinanced with 30-year loans. However, we have not received the approvals necessary to ensure the loans will be available.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)                      For the Six Months Ended
                                                    June 30,
                                           ------------------------
                                                                        Increase/
                                              2000           1999       (decrease)
                                           ---------      ----------   ----------
Revenue:
  Assisted living community revenue           $10.3         $10.1          1.8%
  Interest and other revenue                    0.2           0.2        (14.8)%
                                              -----         -----        -----
          Total revenue                        10.5          10.3          1.3%
                                              -----         -----        -----
Costs and expenses:
  Assisted living operating expenses            6.9           6.1         12.1%
  General and administrative                    0.2           0.6        (56.8)%
  Communities rent                              0.2           0.4        (54.8)%
  Depreciation and amortization                 1.2           0.8         52.8%
  Property taxes                                0.3           0.3         (2.6)%
  Advertising                                   0.2           0.1         59.5%
  Interest                                      1.6           0.6        139.2%
                                              -----         -----        -----
          Total costs and expenses             10.6           8.9         17.6%
                                              -----         -----        -----
          Net income (loss)                   $(0.1)        $ 1.4       (106.7)%
                                              =====         =====        =====

The increase in assisted living community revenue is attributable to:

     o an increase in average rental rate per occupied unit to $1,723 for the six-month period ended June 30, 2000 as compared with $1,643 for the six-month period ended June 30, 1999; offset

     o by a decrease in average occupancy to 88% for the six-month period ended June 30, 2000 compared with 89% for the six-month period ended June 30, 1999; and

     o a decrease in assisted living penetration to 55% for the six-month period ended June 30, 2000 compared with 56% for the six-month period ended June 30, 1999.

Interest and other revenue remained relatively constant.

The increase in assisted living operating expenses is attributable to increased payroll costs including:

     o    increased wages of staff;

     o    incentive programs; and

     o    increased worker's compensation premiums.

The decrease in general and administrative expenses are attributable to:

     o a reduction of administration fees paid to our managing general partner; and

     o a reduction of expenses, that were previously allocated to G&A due to cost-cutting efforts.

The decrease in community rent is a result of the purchase of four previously leased communities, in March of 1999.

The increase in depreciation and amortization is due to the amortization of loan fees related to the refinancing in June 1999 of the eight owned properties and the purchase of four previously leased communities, in March of 1999.

The increase in advertising expenses is due to increased use of professionals to prepare collateral used in advertising in 2000.

The increase in interest expense is related to the refinancing in June 1999 of the eight owned properties.

(DOLLARS IN MILLIONS)                    For the Three Months Ended
                                                 June 30,
                                         --------------------------
                                                                     Increase/
                                              2000        1999       (decrease)
                                         ------------  ------------  ----------
Revenue:
  Assisted living community revenue           $5.2        $5.1         1.7%
  Interest and other revenue                   0.1         0.1       (10.6)%
                                              ----        ----        ----
          Total revenue                        5.3         5.2         1.5%
                                              ----        ----        ----
Costs and expenses:
  Assisted living operating expenses           3.4         3.1         8.8%
  General and administrative                   0.1         0.3       (53.3)%
  Communities rent                             0.1         0.1         0.4%
  Depreciation and amortization                0.6         0.4        37.8%
  Property taxes                               0.1         0.2       (14.2)%
  Advertising                                  0.1         0.1        54.5%
  Interest                                     0.7         0.4        52.0%
                                              ----        ----        ----
          Total costs and expenses             5.1         4.6        11.4%
                                              ----        ----        ----
          Net income                          $0.2        $0.6       (72.4)%
                                              ====        ====        ====

The increase in assisted living community revenue is attributable to:

     o an increase in average rental rate per occupied unit to $1,723 for the three-month period ended June 30, 2000 as compared with $1,649 for the three-month period ended June 30, 1999; offset

     o by a decrease in average occupancy to 88% for the three-month period ended June 30, 2000 compared with 90% for the three-month period ended June 30, 1999; and

     o a decrease in assisted living penetration to 54% for the three-month period ended June 30, 2000 compared with 58% for the three-month period ended June 30, 1999.

Interest and other revenue remained relatively constant.

The increase in assisted living operating expenses is attributable to increased payroll costs including:

     o    increased wages of staff;

     o    incentive programs; and

     o    increased worker's compensation premiums.

The decrease in general and administrative expenses are attributable to:

     o a reduction of administration fees paid to our managing general partner; and

     o a reduction of expenses, that were previously allocated to G&A due to cost-cutting efforts.

The increase in depreciation and amortization is due to the ongoing amortization of loan fees related to the refinancing in June 1999 of the eight owned properties.

The increase in advertising expenses is due to increased use of professionals to prepare collateral used in advertising in 2000.

The increase in interest expense is related to the refinancing in June 1999 of the eight owned properties.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, and meet required principal reductions of debt. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the six-month period ended June 30, 2000, cash provided by operating activities increased to $0.9 million compared to $0.1 million for the corresponding period in 1999. The primary components of cash used by operating activities for the quarter ended June 30, 2000 were operating losses offset by depreciation of $1.1 million and a decrease in other assets of $0.2 million.

During the six-month period ended June 30, 2000, our net cash used in investing activities decreased to $0.5 million compared to $15.3 million for the corresponding period in 1999. The decrease was a result of a purchase our landlords' interests in four previously leased assisted living communities in March 1999 and capital expenditures required to qualify for the refinancing in June 1999. The 2000 cash used in investing activities was primarily a result of capital expenditures.

During the six-month period ended June 30, 2000, our net cash used in financing activities was $0.3 million compared to cash provided by financing activities of $23.8 million for the corresponding period in 1999. The 1999 cash provided by financing activities was the result of a $14.7 million bridge loan which enabled us to purchase four previously leased communities from our landlords and the refinancing of the eight owned properties. As part of the $39.2 million Banc One refinancing we were able to pay down the bridge loan of $14.7 million. The 2000 cash used in financing activities was a result of principal repayments on notes payable of $0.2 million and distributions paid of $0.1 million.

The mortgage loans are due June 2001 and, are in the process of being refinanced with 30-year loans. However, the company has not received the approvals necessary to ensure the loans will be available.

Our debt agreements contain restrictive covenants requiring us to maintain a certain level of debt service coverage. At June 30, 2000, we were not in compliance with the debt service coverage ratio. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers we would have been in default on certain debt agreements.

At June 30, 2000, of our ten assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

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

ITEM 3. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

                                  By:  /s/ Douglas M. Pasquale
                                       -----------------------------------------
                                       Douglas M. Pasquale
                                       Chairman of the Board of ARVAL,
                                       Managing General Partner

                                  Date: August 11, 2000

                                  By:  /s/ Abdo H. Khoury
                                       -----------------------------------------
                                       Abdo H. Khoury
                                       Senior Vice President, and
                                       Chief Financial Officer of ARVAL,
                                       Managing General Partner

                                  Date: August 11, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

  27                    Financial Data Schedule