Form 10-Q
period 2000-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2000-11-14
CIK 830156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                2000            1999
                                                                           -------------    ------------

Properties, at cost:
     Land                                                                     $ 11,453        $ 11,453
     Buildings and improvements, less accumulated depreciation of
       $7,901 and $7,248 at September 30, 2000 and December 31, 1999,
       respectively                                                             20,292          20,662
     Leasehold property and improvements, less accumulated depreciation of $1,266 and $1,244 at September 30, 2000 and December 31, 1999,
       respectively                                                                225             209
     Furniture, fixtures and equipment, less accumulated depreciation of $1,404 and $1,145 at September 30, 2000 and December 31, 1999,
       respectively                                                              1,243           1,373
                                                                              --------        --------
               Net properties                                                   33,213          33,697

Cash                                                                             2,039           2,002
Other assets                                                                     2,851           2,844
                                                                              --------        --------
                                                                              $ 38,103        $ 38,543
                                                                              ========        ========

                          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Notes payable                                                                 $ 39,196        $ 39,545
Accounts payable                                                                   101             155
Accrued expenses                                                                 1,669           1,426
Amounts payable to affiliate                                                       216             304
Distributions payable to Partners                                                   22               8
                                                                              --------        --------
               Total liabilities                                                41,204          41,438
                                                                              --------        --------

Commitments and contingencies

Partners' capital (deficit)
     General partners' capital                                                     117             119
     Limited partners' capital, 35,020 units outstanding                        (3,218)         (3,014)
                                                                              --------        --------
               Total partners' capital (deficit)                                (3,101)         (2,895)
                                                                              --------        --------
                                                                              $ 38,103        $ 38,543
                                                                              ========        ========


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)

                            Statements of Operations
                                   (Unaudited)
                        (In thousands, except unit data)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 ---------------------       -----------------------
                                                  2000           1999          2000            1999
                                                 -------        ------       --------        -------

REVENUE:
Rent                                             $ 4,483        $4,178       $ 12,869        $12,259
Assisted living                                      924         1,025          2,801          3,032
Interest and other                                    99           121            306            363
                                                 -------        ------       --------        -------
         Total revenue                             5,506         5,324         15,976         15,654
                                                 -------        ------       --------        -------

COSTS AND EXPENSES:
Rental property operations                         2,844         2,800          8,409          8,098
Assisted living                                      659           507          1,981          1,387
General and administrative                           222           200            475            784
Communities rent                                      87            86            262            472
Depreciation and amortization                        584           535          1,740          1,292
Property taxes                                       177           155            494            480
Advertising                                          104            66            296            151
Interest                                             899           901          2,475          1,560
Other (income)                                       (31)           --            (31)            --
                                                 -------        ------       --------        -------
         Total costs and expenses                  5,545         5,250         16,101         14,224
                                                 -------        ------       --------        -------
Income (loss) before income tax expense              (39)           74           (125)         1,430
     Income tax expense                                2            --              7             --
                                                 -------        ------       --------        -------
         Net income (loss)                       $   (41)       $   74       $   (132)       $ 1,430
                                                 =======        ======       ========        =======

Net income (loss) per limited partner unit       $ (1.17)       $ 2.09       $  (3.73)       $ 40.44
                                                 =======        ======       ========        =======


          See accompanying notes to the unaudited financial statements.

                    American Retirement Villas Properties II
                       (a California limited partnership)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                               -----------------------
                                                                2000            1999
                                                               -------        --------
Cash flows from operating activities:
  Net income (loss)                                            $  (132)       $  1,430
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                  1,740           1,292
  Change in assets and liabilities:
     Increase in other assets                                     (635)         (1,665)
     Increase  in accounts payable & accrued expenses ..           189             439
     Increase (decrease) in amounts payable to affiliate           (88)            179
                                                               -------        --------
              Net cash provided by operating activities          1,074           1,675
                                                               -------        --------

Cash flows used in investing activities:
  Capital expenditures                                            (624)         (1,258)
  Purchase of previously leased communities                         --         (14,692)
  (Increase) decrease in deposits                                   (4)            199
                                                               -------        --------
             Net cash used in investing activities                (628)        (15,751)
                                                               -------        --------

Cash flows from financing activities:
  Principal repayments on notes payable                           (348)        (20,889)
  Proceeds from notes payable                                       --          54,380
  Distributions paid                                               (61)        (18,027)
                                                               -------        --------
              Net cash provided by (used in) financing
                activities                                        (409)         15,464
                                                               -------        --------

Net increase in cash                                                37           1,388
Cash at beginning of period                                      2,002             953
                                                               -------        --------
Cash at end of period                                          $ 2,039        $  2,341
                                                               =======        ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                   $ 2,703        $  1,301
                                                               =======        ========


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

                               September 30, 2000

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

USE OF ESTIMATES

In preparing the financial statements conforming to GAAP, we have made estimates and assumptions that affect the following:

     o reported amounts of assets and liabilities at the date of the financial statements;

     o disclosure of contingent assets and liabilities at the date of the financial statements; and

     o    reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $792,000 and $778,000 for the nine-month periods and $274,000 and $264,000 for the three-month periods ended September 30, 2000 and 1999 respectively. Additionally, we pay to ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $200,000 and $301,000 for the nine-month periods and $89,000 and $49,000 for the three-month periods ended September 30, 2000 and 1999 respectively.

(3) NOTES PAYABLE

On June 28, 1999, we obtained financing on eight owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns II, LLC. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living, our managing general partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans are due June 2001 and are in the process of being refinanced with 35-year loans. We have received the approvals on two communities and are waiting on the approvals necessary to ensure the loans will be available on six other communities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

This 10-Q report contains forward-looking statements, including statements regarding, among other items:

o   our business strategy;
o   our liquidity requirements and ability to obtain financing;
o   the level of future capital expenditures;
o   the impact of inflation and changing prices; and

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

o   access to capital necessary for acquisitions and development;
o   our ability to manage growth;
o   governmental regulations;
o   competition; and
o   other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

RESULTS OF OPERATIONS

                                          For the Nine Months
                                                 Ended
                                             September 30,
                                          -------------------    Increase/
                                           2000         1999     (decrease)
                                          ------       ------    ----------
                                              (DOLLARS IN MILLIONS)
Revenue:
  Assisted living community revenue       $15.67       $15.29        2.5%
  Interest and other revenue                0.31         0.36      (15.2)%
                                          ------       ------     ------
          Total revenue                    15.98        15.65        2.1%
                                          ------       ------     ------
Costs and expenses:
  Assisted living operating expenses       10.39         9.49        9.6%
  General and administrative                0.47         0.78      (39.4)%
  Communities rent                          0.26         0.47      (44.5)%
  Depreciation and amortization             1.73         1.29       34.7%
  Property taxes                            0.49         0.48        3.0%
  Advertising                               0.29         0.15       95.8%
  Interest                                  2.47         1.56       58.6%
                                          ------       ------     ------
          Total costs and expenses         16.10        14.22       13.2%
                                          ------       ------     ------
          Net income (loss)               $(0.12)      $ 1.43     (108.7)%
                                          ======       ======     ======

The increase in assisted living community revenue is attributable to:

     o an increase in average rental rate per occupied unit to $1,748 for the nine-month period ended September 30, 2000 as compared with $1,658 for the nine-month period ended September 30, 1999; offset by

     o a decrease in average occupancy to 88% for the nine-month period ended September 30, 2000 compared with 89% for the nine-month period ended September 30, 1999; and

     o a decrease in assisted living penetration to 54% for the nine-month period ended September 30, 2000 compared with 57% for the nine-month period ended September 30, 1999.

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

The increase in advertising expenses is due to increased competition in the Assisted Living market.

The increase in interest expense attributable to:

     o the refinancing in June 1999 of the eight owned properties; partially offset by

     o a recovery of $228,000 of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998.

                                               For the
                                          Three Months Ended
                                             September 30,
                                         -------------------    Increase/
                                          2000         1999     (decrease)
                                         ------       ------    ----------
                                              (DOLLARS IN MILLIONS)
Revenue:
  Assisted living community revenue      $ 5.41       $5.20        3.9%
  Interest and other revenue               0.10        0.12      (18.2)%
                                         ------       -----     ------
          Total revenue                    5.51        5.32        3.4%
                                         ------       -----     ------
Costs and expenses:
  Assisted living operating expenses       3.50        3.31        5.9%
  General and administrative               0.22        0.20       11.2%
  Communities rent                         0.09        0.09        1.1%
  Depreciation and amortization            0.58        0.53        9.1%
  Property taxes                           0.17        0.15       14.8%
  Advertising                              0.10        0.07       58.0%
  Interest                                 0.89        0.90       (0.3)%
                                         ------       -----     ------
          Total costs and expenses         5.55        5.25        5.6%
                                         ------       -----     ------
          Net income                     $(0.04)      $0.07     (156.9)%
                                         ======       =====     ======

The increase in assisted living community revenue is attributable to:

     o an increase in average rental rate per occupied unit to $1,723 for the three-month period ended September 30, 2000 as compared with $1,649 for the three-month period ended September 30, 1999; offset

     o by a decrease in assisted living penetration to 53% for the three-month period ended September 30, 2000 compared with 58% for the three-month period ended September 30, 1999.

     o    occupancy levels remained constant at 89%

Interest and other revenue remained relatively constant.

The increase in assisted living operating expenses is attributable to increased payroll costs including:

     o    increased wages of staff;

     o    incentive programs; and

     o    increased worker's compensation premiums.

The increase in general and administrative expenses are attributable to:

     o increased legal fees as the successful collection efforts of loan fees due the company, and

     o an increase of administration fees paid to our managing general partner as a result of increased cash flow; offset by

     o a reduction of expenses, that were previously allocated to G&A due to cost-cutting efforts.

Community rent expense remained relatively constant between the three-month periods ending September 30, 2000 and September 30, 1999.

The increase in depreciation and amortization is due to an increase in property improvements.

The increase in advertising expenses is due to increased competition in the Assisted Living market.

Interest expense remained relatively constant between the three-month periods ending September 30 2000 and September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties and our ability to refinance certain ALCs will be adequate to pay operating expenses, make necessary capital improvements, and meet required principal reductions of debt. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the nine-month period ended September 30, 2000, cash provided by operating activities decreased to $1.1 million compared to $1.7 million for the corresponding period in 1999. The primary components of cash used by operating activities for the quarter ended September 30, 2000 were operating losses or $0.1 million offset by depreciation and amortization of $1.7 million, an increase in other assets of $0.6 million and an increase in accounts payable and accrued expenses of $0.2 million.

During the nine-month period ended September 30, 2000, our net cash used in investing activities decreased to $0.6 million compared to $15.7 million for the corresponding period in 1999. The decrease was a result of a purchase of our landlords' interests in four previously leased assisted living communities in March 1999 and capital expenditures required to qualify for the refinancing in June 1999. The 2000 cash used in investing activities was primarily a result of capital expenditures.

During the nine-month period ended September 30, 2000, our net cash used in financing activities was $0.4 million compared to cash provided by financing activities of $15.5 million for the corresponding period in 1999. The 1999 cash provided by financing activities was the result of a $14.7 million bridge loan which enabled us to purchase four previously leased communities from our landlords and the refinancing of the eight owned properties. As part of the $39.2 million Banc One refinancing we were able to pay down the bridge loan of $14.7 million. The 2000 cash used in financing activities was a result of principal repayments on notes payable of $0.3 million and distributions paid of $0.1 million.

The mortgage loans are due June 2001 and are in the process of being refinanced with 35-year loans. The $39.2 million of mortgage loans are due June 2001 and are in the process of being refinanced with 35-year loans. We have received the approvals on two communities and are waiting on the approvals necessary to ensure the loans will be available on six other communities.

Our debt agreements contain restrictive covenants requiring us to maintain a certain level of debt service coverage. At September 30, 2000, we were not in compliance with the debt service coverage ratio. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers we would have been in default on certain debt agreements.

At September 30, 2000, of our ten assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $850,000 for capital expenditures during 2000 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

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

                                       AMERICAN RETIREMENT VILLAS PROPERTIES II,
                                       A CALIFORNIA LIMITED PARTNERSHIP


                                       By: /s/ Douglas M. Pasquale
                                           -------------------------------
                                           Douglas M. Pasquale
                                           Chairman of the Board of ARVAL,
                                           Managing General Partner

                                       Date: November 14, 2000

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

                                       Date: November 14, 2000