Form 10-K405
period 2000-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2001-04-02
CIK 830156

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

        The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 17, 2001 was 35,020.

================================================================================

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                                                                                                 PAGE
                                                                                                 ----
    PART I

Item 1:          Business...................................................................       3
Item 2:          Properties................................................................        8
Item 3:          Legal Proceedings.........................................................        9
Item 4:          Submission of Matters to a Vote of Unit Holders...........................        9

    PART II

Item 5:          Market for Our Common Equity and
                 Related Unit Holder Matters...............................................       10
Item 6:          Selected Financial Data...................................................       10
Item 7:          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............................       10
Item 7a:         Quantitative and Qualitative Disclosures About Market Risk................       13
Item 8:          Financial Statements and Supplementary Data...............................       14
Item 9:          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................................       14

   PART III

Item 10:         Our Directors and Executive Officers......................................       15
Item 11:         Executive Compensation..................................................         16
Item 12:         Security Ownership of Certain Beneficial Owners
                 and Management............................................................       17
Item 13:         Certain Relationships and Related Transactions............................       17

    PART IV

Item 14:         Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K...................................................       18

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     American Retirement Villas Properties II ("ARVP II") operates ten assisted living communities ("ALCs") in the state of California, nine of which we own and one of which we lease. On March 2, 1999, we obtained financing for the purchase of and, through a wholly owned subsidiary, purchased four previously leased ALCs for approximately $14.3 million. In our ALCs we house and provide personal care and support services to senior residents in facilities containing an aggregate of 923 units. For the twelve months ended December 31, 2000 and 1999, ARVP II's ALCs had a total average occupancy of approximately 89%.

     ARVP II was founded in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of ALCs. The general partner of ARVP II as of December 31, 2000 is ARV Assisted Living, Inc., ("ARVAL" or "General Partner"), which serves as Managing General Partner, Gary
L. Davidson, John A. Booty, John S. Jason, and Tony Rota (collectively known as the "Special Limited Partners"). As of March 2001, Messrs. Davidson, Booty, Jason and Rota became limited partners of ARVPII.

     On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price of $720 per unit. Prior to the tender offer ARVAL owned 110 units. At the close of the tender offer on June 21, 1996, holders of approximately 15,524 units tendered their units representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,164 units tendered their units representing approximately 6.2% of all units. During 1997, ARVAL acquired 525 additional limited partnership units at a net cash price of approximately $720 per unit. As of December 31, 2000, ARVAL owns 18,323 units or approximately 52.3% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

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

     Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 35 million people. That number is projected to grow to 20% of the total population, or 70 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 4.4 million and is projected to increase to 8.9 million by the year 2030.

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

     Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care, which enables them to charge more. This contributes to a shortage of lower acuity care, increasing the pool of potential assisted living residents.

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

OUR ASSISTED LIVING SERVICES

     We provide services and care that are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

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

- Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

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

     -    Assistance with showering;

     -    Assistance with continence;

     -    Escort services;

     - Status checks related to a recent hospitalization, illness, history of falls;

     -    Help with psychosocial needs, such as memory deficit;

     -    Special nutritional needs and assistance with eating.

     In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staff provide personalized care and specialized activity programs and medical directors oversee the medication regimens.

     In addition to the base rent, we typically charge between $375 and $1,700 per month plus an additional charge for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

     On a same community basis the average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,132 from $2,066 for the year ended December 31, 2000 and 1999, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which we may increase rates. Because we must provide advance notice of rate increases, generally at least 30 days, increases may lag behind increases in operating expenses.

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

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks we face. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, we caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained here to reflect future events or developments.

    We have experienced growth through the development and acquisition of ALCs and by acquiring property for the development of new ALCs. Certain risks are inherent with the execution of the development and acquisition of ALCs. These risks include, but are not limited to:

     - our ability to access capital necessary for operations, acquisition and development;

     -    dependence on the availability of adequate capital;

     -    governmental regulation;

     -    competition; and

     -    risks common to the assisted living industry.

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

We depend heavily on our ability to obtain adequate capital to fund our acquisitions and development. Our estimated capital needs for acquisitions and development over the next 12 months are $0.9 million. As of December 31, 2000, we had $2.2 million in cash and cash equivalents. This means we have cash and cash equivalents to meet our estimated capital needs for acquisitions and development for the next 12 months. If, however our acquisition costs and development expenses exceed our projections, we may have to obtain significant additional financing. There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

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

     SSI Payments. A portion of our revenue comes from residents who receive SSI payments. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. Approximately 3% of our residents are SSI residents. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

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

     Obtaining Residents and Maintaining Rates. For the year ended December 31, 2000, our ALCs had an average combined occupancy rate of 89%. Occupancy may drop in our ALCs, primarily due to:

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

 ITEM 2. PROPERTIES

     The following table sets forth, as of December 31, 2000, the location, the date on which operations commenced, number of units, and our interest in our ALCs.

                                                               OPERATIONS
         COMMUNITY                      LOCATION                COMMENCED        UNITS    INTEREST
         ---------                      --------               -----------      -------   --------
Retirement Inn of Burlingame          Burlingame, CA               1989             67    Fee-Owned
Retirement Inn of Campbell            Campbell, CA                 1989             71    Fee-Owned
Covina Villa                          Covina, CA                   1988             63    Fee-Owned,  subject to ground lease
                                                                                          through July 1, 2037

Retirement Inn of Daly City           Daly City, CA                1989             94    Fee-Owned
Retirement Inn of Fremont             Fremont, CA                  1989             69    Fee-Owned
Retirement Inn of Fullerton           Fullerton, CA                1989             67    Fee-Owned
Montego Heights Lodge                 Walnut Creek, CA             1989            162    Fee-Owned
Retirement Inn of Sunnyvale           Sunnyvale, CA                1989            123    Fee-Owned
Valley View Lodge                     Walnut Creek, CA             1989            124    Fee-Owned
Inn at Willow Glen                    San Jose, CA                 1989             83    Leased, lease termination of November 22,
                                                                                          2007 with an additional 10 year option


     On March 2, 1999, we purchased our landlords' fee interests in the Retirement Inn of Burlingame, Retirement Inn of Campbell, Retirement Inn of Fremont and Retirement Inn of Sunnyvale.

ITEM 3. LEGAL PROCEEDINGS

      On June 15, 1999, we, along with five other California limited partnerships of which ARVAL is the managing general partner, including American Retirement Villas Properties III, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (collectively, the "ARV Partnerships") - filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L.C. ("Defendants"). Defendants filed a counter-claim for amounts allegedly due under loan commitments between Defendants and the ARV Partnerships. In July 2000, the ARV Partnerships settled the dispute with the Defendants. We have received and recorded all amounts due as a result of the settlement. We do not believe the terms of the settlement are material to our operations. We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to Unitholders during the fiscal year.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED UNITHOLDER MATTERS

     There is no established public trading market for our securities. As noted in Item 1, ARVAL, our Managing General Partner, tendered for our limited partnership units in May 1996 and July 1996. During 1997, ARVAL acquired 525 additional units at a net cash price of approximately $720 per unit. As of March 20, 2001, ARVAL owned 18,323 limited Partnership units or approximately 52.3% of outstanding limited partner units.

     As of March 20, 2000, there were approximately 1,728 Unit Holders of record owning 35,019.88 units. For the years ended December 31, 2000, 1999, and 1998, we made limited partner distributions of $2.12 per unit, $502.32 per unit, and $53.63 per unit, respectively. The return of capital for the years ended December 31, 2000, 1999, and 1998 was $2.12 per unit, $461.33 per unit, and $2.38 per unit, respectively. There were distributions of earnings for the years ended December 31, 2000, 1999, and 1998 of $0.00 per unit, $40.99 per unit, and $51.25 per unit, respectively.

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

                                       2000           1999           1998          1997          1996
                                     --------       --------       --------      --------      --------
                                                            (IN THOUSANDS EXCEPT UNIT DATA)
Revenue                              $ 21,316       $ 20,876       $ 19,599      $ 19,044      $ 17,834

Net income (loss)                        (687)         1,435          1,813         2,878         1,576

Net income (loss)
   (per limited partner unit)          (19.42)         40.99          51.25         81.35         44.55
Total assets                           39,556         38,543         21,836        21,929        20,801
Partners' capital (deficit)            (3,656)        (2,895)        13,439        13,523        12,245
Notes payable                          41,226         39,545          6,170         6,403         6,562
Per limited partner unit:
Distributions of earnings                0.00          40.99          51.25         45.24         44.55
Distributions -- return of
   Capital                               2.12         461.33           2.38            --         16.22
Total distributions (per
   limited partner unit)                 2.12         502.32          53.63         45.24         60.77

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. During 2000, net cash provided by operating activities was approximately $0.1 million compared to net cash provided by operating activities of approximately $3.7 million and $2.5 million for 1999 and 1998, respectively.

    Given the age of the ALCs (ages range from 13 to 25 years with an average age of 21.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs. We expect to fund repairs and improvement primarily from our operating cash flow. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. Our General Partners expect that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

     During 2000, net cash used in investing activities was $1.1 million compared to $16.1 million and $1.3 million for 1999 and 1998, respectively. The decrease from 1999 to 2000 was a primarily a result of the 1999 purchase of our landlords' interests in four previously leased assisted living communities and capital expenditures required to qualify for the refinancing. In addition, investing activities included property improvements and the purchase of furniture, fixtures and equipment.

     During 2000, net cash provided by financing activities was $1.1 million compared to $13.5 million in 1999 and net cash used in financing activities of $2.1 million for 1998. The principal components for 2000 were:

     - Refinancing of the 4 owned properties, as part of the $29.8 million proceeds from notes payable offset by

     -    principal repayments of $28.1 million for loans; and

     -    loan fees of $0.5 million.

     Our General Partner's Board of Directors approved the refinancing of 8 owned ALCs in March 2000. Four of the refinancings were completed by December 31, 2000, the refinancing of the remaining four communities was completed or existing loans were extended to 2002 subsequent to the end of 2000. We choose to refinance to:

     -    take advantage of lower fixed interest rates available at the time;
          and

     -    extend maturities to 35 years

      On June 28, 1999, we had previously obtained financing on the same eight owned communities in an aggregate principal amount of $39.2 million at a rate of interest of 9.15% with a maturity date of June 28, 2001 through a loan agreement with Banc One. As part of the loan requirements, we created a wholly-owned subsidiary Retirement Inns II, LLC as the special purpose entity. The loan was for 24 months and was secured by the various properties; in addition, our General Partner, was a guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans were due June 2001. As described in more detail in the preceding paragraph, four of the loans were refinanced at or prior to December 31, 2000 with 35-year loans at between 8.00% to 8.03% Subsequent to December 31, 2000 three additional loans have been refinanced and one loan's maturity has been extended to January 2002.

      Due to a failed financing in 1998, in October 1998 we paid a lender approximately $1.3 million of fees for an interest rate lock and $0.1 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999 and $0.2 million in June 2000 as full and final settlement. We included the amounts paid and received in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998.

     Our General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from our operations or sale of properties. Our General Partner believe that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates. We have notes payable of approximately $41.2 million as of December 31, 2000.

CAPITAL RESOURCES

     During 2000, we continued our refurbishment program in order to repair, maintain and physically improve the ten ALCs. These refurbishments were funded with cash flow from operations and cash on hand. We expect to continue the refurbishment program and expect that the funds for these improvements should be available from operations or cash on hand or other financing alternatives. Our estimated capital needs for acquisitions and development over the next 12 months are $0.9 million. Other than as disclosed above, there are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

(DOLLARS IN MILLIONS)                                                                        Increase/
                                                                   2000          1999        (decrease)
                                                                  -------       -------      ----------
Revenue:
  Assisted living community revenue ........................      $  20.9       $  20.4           2.5%
  Interest and other revenue ...............................          0.4           0.5         (13.7)%
                                                                  -------       -------       -------
          Total revenue ....................................         21.3          20.9           2.1%
                                                                  -------       -------       -------
Costs and expenses:
                                                                     13.9          12.8           9.2%
  Assisted living operating expenses
  General and administrative ...............................          0.6           1.0         (36.3)%
  Communities rent .........................................          0.4           0.6         (36.7)%
  Depreciation and amortization ............................          2.3           1.8          27.5%
  Property taxes ...........................................          0.7           0.6          16.6%

  Advertising ..............................................          0.4           0.2          66.1%
  Interest .................................................          3.4           2.5          36.6%
                                                                  -------       -------       -------
          Total costs and expenses .........................         21.7          19.5          11.5%
                                                                  -------       -------       -------
Income (loss) before income tax and extraordinary item .....         (0.4)          1.4        (125.6)%
Extraordinary loss from write-off of loan fees due to
refinancing, net of income tax .............................         (0.3)           --         100.0%
                                                                  -------       -------       -------
          Net income (loss) ................................      $  (0.7)      $   1.4        (147.9)%
                                                                  =======       =======       =======

     The increase of $0.5 million, or 2.5% in assisted living community revenue is primarily attributable to:

          - the increase in average rate per occupied unit to $2,132 for the year ended December 31, 2000 as compared with $2,066 for the year ended December 31, 1999, partially offset by;

          - the decrease in assisted living penetration to 53.6% for the year ended December 31, 2000 compared with 56.8% for the year ended December 31, 1999.

     The increase in assisted living operating expenses of $1.1 million, or 9.2% is primarily attributable to CPI resulting in:

          -    increased wages of staff ;

          - increased payroll costs including incentive programs; insurance and worker's compensation; and

          -    normal operating expense increases.

     The decrease in general and administrative costs of $0.4 million, or 36.3% is primarily attributable to:

          - a reduction of administration fees paid to our managing general partner; and

          - a reduction of expenses, that were previously allocated to G&A due to cost-cutting efforts.

     The decrease in communities rent of $0.2 million, or 36.7% is primarily due to the purchase, during March 1999, of four previously leased communities.

     The increase in depreciation and amortization of $0.5 million, or 27.5% is primarily attributable to:

          - increase in amortization of loan fees related to the refinancing in June 1999 of the eight owned properties; and

          - the purchase of four previously leased communities, in March of 1999.

      The increase in property taxes of $0.1 million, or 16.6% is primarily due to higher property valuations.

     The increase in advertising expenses or $0.2 million, or 66.1% is primarily due to more aggressive advertising due to increased competition in the Assisted Living market.

     The increase in interest expense of $0.9 million, or 36.6% is primarily attributable to:

          -    the acquisition in March 1999 of four ALCs previously leased; and

          - the refinancing in June 1999 of eight owned properties: partially offset by

          - a recovery of $228,000 of interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998.

      The extraordinary loss or $0.3 million is the result of the write off of loans fees due to the refinancing of four properties in December of 2000.



THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

(DOLLARS IN MILLIONS)                                                     Increase/
                                                 1999         1998        (decrease)
                                                -------      -------      ----------
Revenue:
  Assisted living community revenue ......      $  20.4      $  19.1           7.1%
  Interest and other revenue .............          0.5          0.5         (15.9)%
                                                -------      -------       -------
          Total revenue                            20.9         19.6           6.5%
                                                -------      -------       -------
Costs and expenses:
  Assisted living operating expenses .....         12.8         12.0           6.5%
  General and administrative .............          1.0          1.1         (10.2)%
  Communities rent .......................          0.6          1.2         (52.6)%
  Depreciation and amortization ..........          1.8          1.1          62.2%
  Property taxes .........................          0.6          0.5          15.4%

  Advertising ............................          0.2          0.2           8.1%
  Interest ...............................          2.5          1.7          50.8%
                                                -------      -------       -------
          Total costs and expenses .......         19.5         17.8           9.3%
                                                -------      -------       -------
          Net income .....................      $   1.4      $   1.8         (20.8)%
                                                =======      =======       =======

     The increase in assisted living community revenue of $1.3 million, or 7.1% is primarily attributable to:

          - the increase in assisted living penetration to 56.8% for the year ended December 31, 1999 compared with 53.4% for the year ended December 31, 1998; and

          - the increase in average rate per occupied unit to $2,066 for the year ended December 31, 1999 as compared with $1,921 the year ended December 31, 1998;

     The increase in assisted living operating expenses of $0.8 million, or 6.5% is primarily attributable to:

          - staffing requirements related to increased assisted living services provided;

          -    increased wages of staff; and

          -    normal operating expense increases.

     The decrease in general and administrative costs of $0.1 million, or 10.2% is primarily due to cost-cutting efforts.

     The decrease in communities rent of $0.6 million, or 52.6% is primarily due to the purchase, during March 1999, of four previously leased communities.

     The increase in depreciation and amortization of $0.7 million, or 62.2% is primarily due to the four previously leased communities that now are owned which resulted in depreciation and amortization expense.

     The increase in interest expense of $0.8 million, or 50.8% is primarily related to the loans for the purchase of the four previously leased communities, in March of 1999, and to the refinancing on June 28, 1999 of the eight owned properties partially offset by the loan fees charged to interest expense in 1998.




FUTURE CASH DISTRIBUTIONS

     Our General Partner believes that our ability to make cash distributions to limited partners depends on factors such as (i) our ability to rent the available units and maintain high occupancies and rates; (ii) our ability to control both operating and administrative expenses; (iii) our ability to maintain adequate working capital; (iv) the absence of any losses from uninsured property damage or future litigation; (v) our ability to generate proceeds from the sales of properties and (vi) our ability to renew the final existing lease under favorable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to our fixed rate notes payable, changes in the interest rates affect the fair market value of the notes payable, but not our earnings or cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. We do not currently have any variable interest rate debt and, therefore, are not subject to interest rate risk associated with variable interest rate debt. Currently, we do not utilize interest rate swaps.

     Less than 1% of our total assets and total contract revenues as of and for the periods ended December 31, 2000 and 1999 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Report of Independent Auditors are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

     As an entity, we have no directors or executive officers. Our sole and managing general partner is ARVAL. As managing general partner, ARVAL is responsible for all management decisions

SPECIAL LIMITED PARTNERS

JOHN A. BOOTY, age 62, one of ARVAL's founders, retired in September 1996 after serving as president since the date of ARVAL's inception in 1985. Since his retirement he has served as a consultant to ARVAL and most recently as a Director until September 1999. He also served as interim president of ARVAL from October 1997 to January 1998 and as interim chief executive officer from October 1997 to December 1997.

GARY L. DAVIDSON, age 66, an attorney and one of ARVAL's founders, previously practiced law in Orange County. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, age 65, was associated with KPMG LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, age 72, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

The following table sets forth certain information regarding the executive officers and directors of our General Partner

Name                                      Age                         Title
----                                      ---                         -----
Douglas M. Pasquale                       46                          Chairman of the Board and Chief Executive Officer
Abdo H. Khoury                            51                          President and Chief Financial Officer
Maurice J. Dewald                         60                          Director
David P. Collins                          63                          Director
John A. Moore                             39                          Director
Jeffrey D. Koblentz                       33                          Director


EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")


DOUGLAS M. PASQUALE, age 46, joined ARVAL as chief operating officer on June 1, 1998, and was named a Director in October 1998 and chairman in December of 1999. Prior to joining ARVAL, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

ABDO H. KHOURY, age 51, was appointed senior vice president and chief financial officer of ARVAL on March 30, 1999. On January 1, 2001 Mr. Khoury was promoted to President and retained the position of chief financial officer of ARVAL. Previously he had served ARVAL as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to ARVAL in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DIRECTORS OF ARVAL

For a description of Mr. Pasquale, please see above.

MAURICE J. DEWALD, age 60, is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

DAVID P. COLLINS, age 63, has served ARVAL in several capacities since 1981. He is a past president of ARV Assisted Living International, Inc., a wholly-owned subsidiary of ARVAL. From 1985 to January 1998, Mr. Collins was a senior vice president of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently serves as a director of ARVAL.

JOHN A. MOORE, age 39, is a Principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he has served as an Executive Vice President and Chief Financial Officer from 1996. Previously, he worked with Olympia and York as Senior Vice President, Finance. Mr. Moore joined Olympia and York in 1988.

JEFFREY D. KOBLENTZ, age 33, is a Vice President of Lazard Freres Real Estate Investors L.L.C. He joined Lazard in 1998 from Arthur Andersen LLP, where he was a Manager in the Real Estate Services Group. Mr. Koblentz joined Arthur Andersen in 1992.


ITEM 11. EXECUTIVE COMPENSATION

As an entity, we have no officers or directors. We are managed by our General Partner. We compensate our General Partner as set forth in the table below. Please note that during the fiscal year 2000 the Special Limited Partners were general partners of ARVP II and, as such, were entitled to compensation set forth below.



Acquisition Fees
(ARV Assisted Living, Inc.)              A property acquisition fee of 2% of Gross Offering Proceeds (as defined in the
                                         ARVP II, Partnership Agreement) to be paid for services in connection with the selection and purchase of Projects and related negotiations. In addition, a development, processing and renovation fee of 5.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing ALCs and the development, processing or construction of
                                         Projects we have developed. There were no property acquisition fees, or, development, processing and renovation fees for the years ended December 31,
                                         2000, 1999 and 1998.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)              Rent-up and staff training fees of 4.5% of the Gross Offering Proceeds allocated to each specific acquired or developed Project. Such fees will be paid for services in connection with the opening and initial operations of the Projects including, without limitation, design and implementation of the advertising,  direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ended December 31, 2000, 1999 and 1998.

Property Management Fees
(ARV Assisted Living, Inc.)              A property management fee of 5% of gross revenue is paid for managerial services including general supervision, hiring of onsite management personnel employed by
                                         ARVAL, renting of units,  installation and provision of food service, maintenance, and other operations. For the years ended December 31, 2000, 1999, and 1998, the property management fee amounted to $1,056,000, $1,037,000, and $974,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)              A partnership management fee of 10% of cash flow before distributions is paid for implementing our business plan and supervising and managing our affairs including general administration and coordination of legal, audit, tax, and insurance

                                         matters. For the years ended December 31, 2000, 1999, and 1998, our partnership management fee amounted to $246,000, $348,000, and $333,000, respectively.

Sale of Partnership Projects
(General Partners)                       The ARVP II Limited Partnership Agreement permits payment in the form of real estate commissions to the General Partner or its Affiliates. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the years ended
                                         December 31, 2000, 1999, and 1998, no real estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)              ARVAL is entitled to receive 15% of the proceeds of sale or refinancing of assets of the partnership subordinated to a return to the limited partners of Initial Capital
                                         Contributions (as defined in the ARVP II, Partnership Agreement)  plus an 8%-10%
                                         (depending on the timing of the limited partners' investment) per annum cumulative, but not compounded, return thereon from all sources. For the years ended December
                                         31, 2000, 1999 and 1998, no incentive compensation was earned.

Partnership Interest
(General Partners)                       1% of all items of capital, profit or loss, and liquidating Distributions, subject to a capital account adjustment, is paid to our General Partners.

Reimbursed Expenses
(General Partners)                       All of our expenses are billed directly to and paid by us.  Our General Partners may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by us. Our General Partner is reimbursed for administrative services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount that we would be required to pay to independent parties for comparable administrative services in the same geographic location. Total reimbursements to ARVAL amounted to $10.3 million, $9.4 million, and $7.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.


See also Footnote 3 of Notes to Financial Statements (Transactions with Affiliates).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                               NAME AND ADDRESS OF        AMOUNT AND NATURE OF     PERCENT OF
    TITLE OF CLASS              BENEFICIAL OWNER          BENEFICIAL OWNERSHIP        CLASS
----------------------     --------------------------   ------------------------   ----------
   Limited Partnership      ARV Assisted Living, Inc.          18,323 units            52.3%
          Units               245 Fischer Ave., D-1          Direct ownership
                              Costa Mesa, CA 92626

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the compensation earned by our General Partners, as set out under Item 11 above, no General Partner or Affiliate receives any direct or indirect compensation from us. Our General Partner receives a management fee of 5% of Gross Revenues (as defined in the ARVP II Partnership Agreement). Because these fees are payable without regard to whether particular ALCs are generating Cash Flow (as defined in the ARVP II Partnership Agreement) or otherwise benefiting us, a conflict of interest could arise in that it might be to the advantage of our General Partners that a community be retained or refinanced rather than sold. On the other hand, an affiliate of our General Partners may earn a real estate commission on sale of a property, creating an incentive to sell what might be a profitable property.

     Our General Partner has authority to invest our funds in properties or entities in which it or any of its affiliates have an interest, provided we acquire a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. Our General Partner or any of its affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for us, provided that such property is purchased by us at cost (including acquisition, closing and carrying costs). Our General Partners will not commingle our funds with those of any other person or entity.

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

     Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time as us. Our General Partner seeks to reduce any such conflicts by making prospective purchasers aware of all ALCs available for sale.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

          -    Independent Auditors' Report;

          -    Balance Sheets - December 31, 2000 and 1999;

          - Consolidated Statements of Operations - Years Ended December 31, 2000, 1999, and 1998;

          - Consolidated Statements of Partners' Capital - Years Ended December 31, 2000, 1999 and 1998;

          - Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998;

          -    Notes to Financial Statements; and

          - Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 2000.

(b) Reports on Form 8-K. The Registrant did not file any 8-K reports during the last quarter of 2000.

(c)  Exhibits



     A.   EXHIBITS

     Exhibit 10.1*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC

     Exhibit 10.4*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.5*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.6*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.7*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.8*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.9*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.10*            Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.11*            Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1)

     Exhibit 10.12 *           Letter Agreement as to the Loans in the aggregate amount of  $39,703,100 from Banc One Capital
                               Funding Corporation to Retirements Inns II

     Exhibit 10.15*            Note and Agreement as to Retirement Inns II, LLC

     Exhibit 10.75             Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.76             Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.77             Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance

     Exhibit 10.78             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Burlingame, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.79             Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing
                               Commissioner

     Exhibit 10.80             Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.81             Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.82             Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance

     Exhibit 10.83             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Campbell, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.84             Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing
                               Commissioner

     Exhibit 10.85             Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.86             Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.87             Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance

     Exhibit 10.88             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Sunnyvale, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.89             Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing
                               Commissioner

     Exhibit 10.90             Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.91             Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance

     Exhibit 10.92             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Valley View, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.93             Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing
                               Commissioner


*    Incorporated by reference to 10-Q for June 30, 1999 filed August 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

                                               ARV ASSISTED LIVING, INC.

                                               By: /s/  DOUGLAS M. PASQUALE
                                                   -----------------------------
                                                        Douglas M. Pasquale
                                                        Chief Executive Officer

Date: March 30, 2001

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                                  DATE
              ---------                                    -----                                  ----
    /s/    DOUGLAS M. PASQUALE              Chief Executive Officer                          April 2, 2001
---------------------------------------     (Principal Executive Officer)
           Douglas M. Pasquale

    /s/      ABDO H. KHOURY                 President and Chief Financial Officer            April 2, 2001
---------------------------------------     (Principal Financial & Accounting Officer)
             Abdo H. Khoury

    /s/       JOHN A. MOORE                 Director                                         April 2, 2001
---------------------------------------
              John A. Moore

    /s/     DAVID P. COLLINS                Director                                         April 2, 2001
---------------------------------------
            David P. Collins

    /s/     MAURICE J. DEWALD               Director                                         April 2, 2001
---------------------------------------
            Maurice J. DeWald

    /s/     JEFFREY KOBLENTZ                Director                                         April 2, 2001
---------------------------------------
            Jeffery Koblentz

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                        Financial Statements and Schedule

                                Items 8 and 14(a)

                        December 31, 2000, 1999 and 1998

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

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

                   Index to Financial Statements and Schedule


                                                                                                           PAGE
                                                                                                           ----
Independent Auditors' Report                                                                                F-1

Consolidated Balance Sheets -- December 31, 2000 and 1999                                                   F-2

Consolidated Statements of Operations-- Years ended December 31, 2000, 1999 and 1998                        F-3

Consolidated Statements of Partners' Capital (Deficit) - Years ended December 31, 2000, 1999 and 1998       F-4

Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998                        F-5

Notes to Consolidated Financial Statements                                                                  F-6

Schedule

Real Estate and Related Accumulated Depreciation and Amortization -
     December 31, 2000                                                                                      Schedule III

All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

ARV Assisted Living, Inc.
     as the General Partner
     of American Retirement Villas Properties II:

We have audited the consolidated financial statements of American Retirement Villas Properties II, a California limited partnership, and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Retirement Villas Properties II and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/KPMG LLP

Orange County, California
March 5, 2001

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                          (In thousands, except units)

                                     ASSETS

                                                                             2000           1999
                                                                           --------       --------
Properties, at cost:
   Land                                                                    $ 11,453       $ 11,453
   Buildings and improvements, less accumulated depreciation of
     $8,120 and $7,248 in 2000 and 1999, respectively                        20,157         20,662
   Leasehold property and improvements, less accumulated
     depreciation of $1,274 and $1,244 in 2000 and 1999, respectively           222            209
   Furniture, fixtures and equipment, less accumulated
     depreciation of $1,497 and $1,145 in 2000 and 1999, respectively         1,190          1,373
                                                                           --------       --------

         Net properties                                                      33,022         33,697

Cash and cash equivalents                                                     2,177          2,002
Other assets, including impound accounts of $2,974 and $1,112 in
   2000 and 1999, respectively                                                4,357          2,844
                                                                           --------       --------
                                                                           $ 39,556       $ 38,543
                                                                           ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
   Notes payable                                                           $ 41,226       $ 39,545
   Accounts payable                                                             341            155
   Accrued expenses                                                           1,477          1,426
   Amounts payable to affiliate                                                 143            304
   Distributions payable to Partners                                             25              8
                                                                           --------       --------
         Total liabilities                                                   43,212         41,438
                                                                           --------       --------
Commitments and contingencies

Partners' capital (deficit):
   General partners                                                               1            119
   Special limited partners                                                     111             --
   Limited partners, 35,020 units authorized, issued and outstanding         (3,768)        (3,014)
                                                                           --------       --------
         Total partners' capital (deficit)                                   (3,656)        (2,895)
                                                                           --------       --------
                                                                           $ 39,556       $ 38,543
                                                                           ========       ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                     (In thousands, except amounts per unit)


                                                                2000           1999          1998
                                                              --------       --------      --------
Revenues:
   Rent                                                       $ 17,242       $ 16,411      $ 15,400
   Assisted living                                               3,685          4,014         3,663
   Interest                                                        190            141           105
   Other                                                           199            310           431
                                                              --------       --------      --------

         Total revenues                                         21,316         20,876        19,599
                                                              --------       --------      --------

Costs and expenses:
   Rental property operations (including $6,630,
     $6,044, and $5,849 related to affiliates in 2000,
     1999 and 1998, respectively)                               11,293         10,375        10,276
   Assisted living (including $2,628, $2,311 and $1,653          2,654          2,402         1,727
    related to affiliates in 2000, 1999, and 1998,
    respectively)
   General and administrative (including $246, $607,
     and $690 related to affiliates in 2000, 1999 and
     1998, respectively)                                           639          1,004         1,118
   Communities rent                                                357            563         1,187
   Depreciation and amortization                                 2,298          1,802         1,111
   Property taxes                                                  711            610           529
   Advertising                                                     361            217           201
   Interest                                                      3,370          2,468         1,637
                                                              --------       --------      --------
         Total costs and expenses                               21,683         19,441        17,786
                                                              --------       --------      --------
Income (loss) from operations before income tax
expense and extraordinary item                                    (367)         1,435         1,813
Income tax expense                                                  10             --            --
                                                              --------       --------      --------
Income (loss) from operations before extraordinary item           (377)         1,435         1,813
Extraordinary loss from write-off of loan fees due to
refinancing                                                        310             --            --
                                                              --------       --------      --------
         Net income (loss)                                    $   (687)      $  1,435      $  1,813
                                                              ========       ========      ========

Net income (loss) per limited partner unit                    $ (19.42)      $  40.99      $  51.25
                                                              ========       ========      ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

             Consolidated Statements of Partners' Capital (Deficit)

                  Years ended December 31, 2000, 1999 and 1998

                     (In thousands, except amounts per unit)

                                                                                                TOTAL
                                                                SPECIAL                       PARTNERS'
                                                 GENERAL        LIMITED        LIMITED         CAPITAL
                                                 PARTNERS       PARTNERS       PARTNERS       (DEFICIT)
                                                 --------       --------       --------       ---------
Balance at December 31, 1997                     $    283                      $ 13,240       $ 13,523

Distribution to partners ($53.63 per limited
  partner unit)                                       (19)                       (1,878)        (1,897)

Net income                                             18                         1,795          1,813
                                                 --------                      --------       --------

Balance at December 31, 1998                          282                        13,157         13,439

Distribution to partners ($502.32 per limited
  partner unit)                                      (177)                      (17,592)       (17,769)

Net income                                             14                         1,421          1,435
                                                 --------                      --------       --------

Balance at December 31, 1999                          119                        (3,014)        (2,895)

Change in status of general partners to
  special limited partners                           (118)       $118

Distribution to partners ($2.12 per limited
  partner unit)                                        --          --               (74)           (74)

Net loss                                                           (7)             (680)          (687)
                                                 --------        ----          --------       ---------
Balance at December 31, 2000                     $      1        $111          $ (3,768)      $ (3,656)
                                                 ========        ====          ========       ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                 (In thousands)

                                                                             2000           1999           1998
                                                                           --------       --------       --------
Cash flows from operating activities:
   Net income (loss)                                                       $   (687)      $  1,435       $  1,813
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                          2,298          1,802          1,111
     Extraordinary loss from write-off of loan fees due
     to refinancing, net of income tax                                          310             --             --
       Change in assets and liabilities:
        (Increase) decrease in other assets                                  (1,843)           319           (641)
        Increase in accounts payable and
          accrued expenses                                                      236            315             21
        Increase (decrease) in amounts payable to affiliate                    (161)          (149)           176
                                                                           --------       --------       --------

               Net cash provided by operating activities                        153          3,722          2,480
                                                                           --------       --------       --------

Cash flows used in investing activities:
   Capital expenditures                                                      (1,111)        (1,647)        (1,281)
   Purchase of previously leased communities                                     --        (14,692)            --
   Refund of purchase deposit, net                                               (3)           199             --
                                                                           --------       --------       --------
               Net cash used in investing activities                         (1,114)       (16,140)        (1,281)
                                                                           --------       --------       --------

Cash flows from financing activities:
   Principal repayments on notes payable                                    (28,096)       (21,006)          (233)
   Proceeds from notes payable                                               29,778         54,381             --
   Loan fees                                                                   (488)        (1,640)            --
   Distributions paid                                                           (58)       (18,268)        (1,870)
                                                                           --------       --------       --------

               Net cash provided by (used in) financing activities            1,136         13,467         (2,103)
                                                                           --------       --------       --------

               Net increase (decrease) in cash                                  175          1,049           (904)

Cash at beginning of year                                                     2,002            953          1,857
                                                                           --------       --------       --------

Cash at end of year                                                        $  2,177       $  2,002       $    953
                                                                           ========       ========       ========

Supplemental disclosure of cash flow information -
   cash paid during the year for interest                                  $  3,811       $  2,208       $  1,637
                                                                           ========       ========       ========

Supplemental disclosure of noncash financing activities:
   Distributions accrued to partners                                       $     25       $      8       $    450
                                                                           ========       ========       ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING

          American Retirement Villas Properties II maintains records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.


     CARRYING VALUE OF REAL ESTATE

          Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements..............................       27.5 to 35 years
     Leasehold property and improvements.....................          Lease term
     Furniture, fixtures and equipment.......................         3 to 7 years


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

     ADVERTISING COSTS

          Except for yellow page advertising, which is expensed over the period benefited on a straight line basis, we expense all advertising costs as they are incurred.

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

          Following are our assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for Federal income tax reporting purposes at December 31 (in thousands):

                                            2000                                 1999
                                  -------------------------           ------------------------
                                    GAAP              TAX              GAAP              TAX
                                   BASIS            BASIS(1)           BASIS           BASIS(1)
                                  -------           -------           -------          -------
     Total assets                 $39,556           $42,810           $38,543          $43,270
                                  =======           =======           =======          =======
     Total liabilities            $43,212           $46,466           $41,438          $41,438
                                  =======           =======           =======          =======

          Following are the differences between the financial statement and tax return income (in thousands):


                                                               2000          1999          1998
                                                            -------       -------       -------
     Net income (loss)  per financial statements            $  (687)      $ 1,435       $ 1,813
     Guaranteed payments to partners                          1,302         1,572         1,420
     Depreciation differences on property (1)                  (398)         (157)         (344)
     Amortization differences on intangible assets (1)           36          (262)         (158)
     Other (1)                                                  (69)          174           266
                                                            -------       -------       -------
     Taxable income per Federal tax return(1)               $   184       $ 2,762       $ 2,997
                                                            =======       =======       =======

     (1) Unaudited

     NET INCOME (LOSS) PER LIMITED PARTNER UNIT

          We based net income (loss) per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the years ended December 31, 2000, 1999 and 1998.

RECLASSIFICATIONS

     We have reclassified certain prior period amounts to conform to the December 31, 2000 presentation.


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

          Our Managing General Partner is ARV Assisted Living, Inc. ("ARVAL"), a Delaware corporation, and the individual special limited partners are John
     A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. Our General Partner is not required to make capital contributions to the Partnership.

          Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 0.01% to our General Partner, 0.99% to our Special Partners and 99.00% to the Limited Partners. Cost recovery deductions for each year are allocated ), 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners who are taxable investors.

          Cash available for distribution from operations, which is determined at the sole discretion of our General Partner, is to be distributed), 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners.

          Upon any sale, refinancing or other disposition of our real properties, distributions are to be made), 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% split between our General Partner and Special Limited Partners according to their partnership interests and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets we own are to be distributed in accordance with positive capital account balances.

(3)  TRANSACTIONS WITH AFFILIATES

          Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues amounting to $1,056,000, $1,037,000, and $974,000, for the years ended December 31, 2000, 1999 and
     1998, respectively. Additionally, we pay a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $246,000, $348,000, and $333,000, for the years ended December 31, 2000, 1999 and 1998, respectively. Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

          We reimburse ARVAL for certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses they pay on our behalf. The total reimbursements to ARVAL are included in rental property operations, assisted living and general and administrative expenses in the accompanying statements of operations and amounted to $10.3 million, $9.4 million, and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

          Amounts payable to affiliates at December 31, 2000 and 1999 include expense reimbursements and accrued property management and partnership management fees.

(4)  PROPERTIES

          The following table sets forth, as of December 31, 2000, the location, the date on which operations commenced and number of units in the property.

                                                                     OPERATIONS
            COMMUNITY                         LOCATION                COMMENCED       UNITS
            ---------                       --------------           -----------     -------
     Retirement Inn of Burlingame           Burlingame, CA              1989            67
     Retirement Inn of Campbell             Campbell, CA                1989            71
     Covina Villa                           Covina, CA                  1988            63
     Retirement Inn of Daly City            Daly City, CA               1989            94
     Retirement Inn of Fremont              Fremont, CA                 1989            69
     Retirement Inn of Fullerton            Fullerton, CA               1989            67
     Montego Heights Lodge                  Walnut Creek, CA            1989           162
     Retirement Inn of Sunnyvale            Sunnyvale, CA               1989           123
     Valley View Lodge                      Walnut Creek, CA            1989           124
     Inn at Willow Glen                     San Jose, CA                1989            83

(5)  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS:

     Covina Villa

          In October 1988, we purchased Covina Villa, an existing assisted living community in Covina, California. In conjunction with the acquisition, we assumed a ground lease, expiring in 2037, covering the land on which the community is built. Pledged as collateral for the ground lease is a security interest in the community property and in all furniture, fixtures and equipment which we place in the community. Rent expense under the ground lease for 2000, 1999 and 1998 was $115,000, $115,000, and
     $116,000, respectively.

     Retirement Inns of America

          In April 1989, we acquired the operations of eight existing assisted living communities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, we acquired certain assets and assumed certain liabilities relating to the operations of the communities. We purchased three of the communities and assumed a tenant's position under long-term operating leases for the other five communities. On March 2, 1999, we purchased our landlords' fee interests in four of the five operating leases. Rent expense under the operating leases for 2000, 1999, and 1998 was $241,400, $448,000, and $1,071,000, respectively.

          Future minimum lease payments under all ground and community leases, which are treated as operating leases, are as follows (in thousands):

             Year ending December 31:
             2001                                    $    279
             2002                                         279
             2003                                         265
             2004                                         279
             2005                                         279
             Thereafter                                 4,219
                                                     --------
                                                     $  5,600
                                                     ========

     LITIGATION

          On June 15, 1999, we, along with five other California limited partnerships of which ARVAL is the managing general partner, including American Retirement Villas Properties III, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (collectively, the "ARV Partnerships") - filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L.C. ("Defendants"). Defendants filed a counter-claim for amounts allegedly due under loan commitments between Defendants and the ARV Partnerships. In July 2000, the ARV Partnerships settled the dispute with the Defendants. We have received and recorded all amounts due as a result of the settlement. We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(6)  NOTES PAYABLE

          On June 28, 1999, we obtained financing on eight owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns II, LLC. The loan was for 24 months and is secured by the various properties; in addition, ARV Assisted Living, our managing general partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans were due June 2001. At December 31, 2000 four of the loans were refinanced with 35-year, bearing interest between 8.00% and 8.03%. Subsequent to December 31, 2000 three additional loans have been refinanced with 35-year loans and one loan's maturity has been extended to January 2002.

     At December 31, 2000 and 1999, notes payable included the following (in thousands):

                                                                   2000         1999
                                                                 -------      -------
     HUD issued notes payable, bearing interest ranging from
        8.00% to 8.03% Monthly principal and interest
        payments of $212; due December 2035;
        collateralized by various properties                     $29,778      $    --

     Notes payable to bank, bearing interest at 9.15%
        Monthly principal and interest payments $99;
        collateralized by various properties                      11,447       39,527

     Various notes payable, bearing interest at rates of
        8.67%, payable in monthly principal and interest
        installments of $1; collateralized by equipment                1           18
                                                                 -------      -------
                                                                 $41,226      $39,545
                                                                 =======      =======

          The annual principal payments of the notes payable are as follows (in thousands):

     Year ending December 31:
     2001..........................................................  $   224
     2002..........................................................   11,432
     2003..........................................................      139
     2004..........................................................      151
     2005..........................................................      163
     Thereafter....................................................   29,117
                                                                     -------
                                                                     $41,226
                                                                     =======


     Due to the failed financing in 1998, we paid a lender approximately $1.3 million of fees for an interest rate lock and $0.1 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999 and $0.2 million in June 2000 as full and final settlement. We included the amounts paid and received in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998.

(7)  EMPLOYEE BENEFIT PLANS

          Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
     Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $22,000, $22,000 and $20,000 (as a reimbursement to ARVAL) for the years ended December 31, 2000, 1999 and 1998.

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

          The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, fees receivable and other amounts due from affiliates and accounts payable, accrued liabilities and accrued interest payable approximate fair value due to the short-term nature of these instruments.

     NOTES PAYABLE

          For notes payable with variable interest rates, fair value is the amount reported as payable in the financial statements. For notes payable with fixed rates of interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms. As of December 31, 2000 there were no notes payable with variable interest rates. The fair market value of the fixed rate notes is approximately $41.2 million.

(9)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FOR THE QUARTER ENDED
                                         -------------------------------------------------------
                                         DECEMBER 31    SEPTEMBER 30      JUNE 30       MARCH 31
                                         -----------    ------------      -------       --------
                                                             (In thousands)
     2000
     Total revenue.....................    $6,357          $5,506          $5,296        $4,157
     Net income (loss).................      (556)            (41)            172          (262)

     1999
     Total revenue.....................    $6,345          $5,324          $5,220        $3,987
     Net income (loss).................         5              74             624           732

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 2000
                                 (In thousands)

                                                                    LEASEHOLD
                                                       BLDGS        PROPERTY         COSTS                         BLDGS
                                                        AND            AND         CAPITALIZED                      AND
                                                      IMPROVE-       IMPROVE-      SUBSEQUENT                    IMPROVE-
DESCRIPTION           ENCUMBRANCES      LAND           MENTS          MENTS      TO ACQUISITION     LAND           MENTS
-----------           ------------     -------        -------       ---------    --------------    -------       --------
Covina Villa            $    --        $    --          1,850        $    --        $   677        $    --        $ 2,527
Retirement Inns:
   Burlingame             3,151             --             --            938          1,751          1,536          1,153
   Campbell               1,790             --             --            814          2,843          2,002          1,655
   Daly City              3,620            500          1,178             --            739            500          1,917
   Fremont                2,801             --             --            567          1,772          1,247          1,092
   Fullerton              1,876            500            982             --            973            500          1,955
   Willow Glen               --             --             --          1,011            485             --             --
   Sunnyvale              8,855             --             --          1,431          5,396          3,765          3,062
   Valley View           11,369          1,000          4,018             --          1,384          1,000          5,402
Montego Heights           7,764            900          7,800             --          1,717            903          9,514
                        -------        -------        -------        -------        -------        -------        -------
                        $41,226        $ 2,900        $15,828        $ 4,761        $17,737        $11,453        $28,277
                        =======        =======        =======        =======        =======        =======        =======


                    LEASEHOLD
                     PROPERTY                      ACCUMU-         DATE          DEPRE-
                       AND                         MULATED          OF           CIABLE
                     IMPROVE-        TOTAL         DEPRE-         ACQUI-         LIVES
DESCRIPTION           MENTS           (1)          CIATION        SITION         (YEARS)
-----------         ---------       -------        -------        -------        -------
Covina Villa         $    --        $ 2,527        $ 1,056          10/88           35
Retirement Inns:
   Burlingame             --          2,689             76           4/89          8.5(2)
   Campbell               --          3,657            105           4/89          6.3(2)
   Daly City              --          2,417            744           4/89           35
   Fremont                --          2,339             69           4/89          7.8(2)
   Fullerton              --          2,455            659           4/89           35
   Willow Glen         1,496          1,496          1,274           4/89          8.7(2)
   Sunnyvale              --          6,827            197           4/89          7.0(2)
   Valley View            --          6,402          1,926           4/89           35
Montego Heights           --         10,417          3,288          11/89           35
                     -------        -------        -------
                     $ 1,496        $41,226        $ 9,394
                     =======        =======        =======


(1) Aggregate cost for Federal income tax purposes is $35,018 as of December 31, 2000.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

Following is a summary of investment in properties for the years ended December 31, 2000, 1999 and 1998:


                                      2000            1999             1998
                                    --------        --------         --------
Balance at beginning of year        $ 40,816        $ 30,155         $ 29,405
Improvements/construction                410          15,238              750
Transfer NBV to LLCs                      --          (1,613)              --
Disposals                                 --          (2,964)              --
                                    --------        --------         --------
Balance at end of year              $ 41,226        $ 40,816         $ 30,155
                                    ========        ========         ========

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2000, 1999, and 1998:

                                      2000            1999             1998
                                    --------        --------         --------
Balance at beginning of year        $  8,492        $ 12,187         $ 11,513
Transfer NBV to LLCs                      --          (1,613)              --
Disposals                                 --          (2,964)              --
Additions charged to expense             902             882              674
                                    --------        --------         --------
Balance at end of year              $  9,394        $  8,492         $ 12,187
                                    ========        ========         ========

                                 EXHIBIT INDEX

EXHIBITS                       DESCRIPTION
--------                       -----------
     Exhibit 10.1*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC

     Exhibit 10.4*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.5*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.6*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.7*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.8*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.9*             Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.10*            Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.11*            Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC (1)

     Exhibit 10.12 *           Letter Agreement as to the Loans in the aggregate amount of  $39,703,100 from Banc One Capital
                               Funding Corporation to Retirements Inns II

     Exhibit 10.15*            Note and Agreement as to Retirement Inns II, LLC

     HUD loan documents

     Exhibit 10.75             Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.76             Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.77             Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance

EXHIBITS                       DESCRIPTION
--------                       -----------
     Exhibit 10.78             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Burlingame, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.79             Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing
                               Commissioner

     Exhibit 10.80             Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.81             Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.82             Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance

     Exhibit 10.83             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Campbell, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.84             Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing
                               Commissioner

     Exhibit 10.85             Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.86             Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.87             Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance

     Exhibit 10.88             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Sunnyvale, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.89             Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing
                               Commissioner

     Exhibit 10.90             Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital, Inc.

     Exhibit 10.91             Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance

     Exhibit 10.92             Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV
                               Valley View, L.P. and Secretary of Housing and Urban Development

     Exhibit 10.93             Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing
                               Commissioner


*    Incorporated by reference