Form 10-Q
period 2001-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2001-05-15
CIK 830156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X] No [ ]

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of May 15, 2001 was 35,020.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    American Retirement Villas Properties II
                       (a California limited partnership)
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2001             2000
                                                                                   ---------      ------------

Properties, at cost:
     Land                                                                          $ 11,453         $ 11,453
     Buildings and improvements, less accumulated depreciation of
       $8,339 and $8,120 at March 31, 2001 and December 31, 2000,
       respectively                                                                  20,227           20,157
     Leasehold property and improvements, less accumulated depreciation of
       $1,282 and $1,274 at March 31, 2001 and December 31,
       2000, respectively                                                               225              222
     Furniture, fixtures and equipment, less accumulated depreciation of
       $1,617 and $1,497 at March 31, 2001 and December 31, 2000,
       respectively                                                                   1,167            1,190
                                                                                   --------         --------
               Net properties                                                        33,072           33,022

Cash and cash equivalents                                                             2,587            2,177
Other assets, including impound accounts of $3,498 and $2,974  at March 31,
  2001 and December 31, 2000, respectively                                            4,852            4,357
                                                                                   --------         --------
                                                                                   $ 40,511         $ 39,556
                                                                                   ========         ========

                                     LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                      $ 41,850         $ 41,226
Accounts payable                                                                        297              341
Accrued expenses                                                                      1,791            1,492
Amounts payable to affiliate                                                            109              128
Distributions payable to Partners                                                         4               25
                                                                                   --------         --------
               Total liabilities                                                     44,051           43,212
                                                                                   --------         --------

Partners' capital (deficit):
     General partners' capital                                                            1                1
     Special limited partners                                                           111              111
     Limited partners' capital, 35,020 units outstanding                             (3,652)          (3,768)
                                                                                   --------         --------
               Total partners' capital                                               (3,540)          (3,656)
                                                                                   --------         --------
Commitments and contingencies
                                                                                   $ 40,511         $ 39,556
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

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                         2001            2000
                                                        -------         -------

Revenues:
     Rent                                               $ 4,670         $ 4,157
     Assisted living                                        927             912
     Interest and other                                     120             106
                                                        -------         -------
 Total revenues                                           5,717           5,175
                                                        -------         -------

Costs and expenses:
     Rental property operations                           3,011           2,771
     Assisted living                                        683             699
     General and administrative                             167             121
     Communities rent                                        92              88
     Depreciation and amortization                          440             578
     Property taxes                                         203             164
     Advertising                                             57             110
     Interest                                               891             904
                                                        -------         -------
Total costs and expenses                                  5,544           5,435
                                                        -------         -------
Income (loss) from operations  before income tax
  expense and extraordinary item                            173            (260)
     Income tax expense                                      --               2
                                                        -------         -------
Income (loss) from operations before
  extraordinary item                                        173            (262)
Extraordinary loss from extinguishment of debt
  due to refinancing                                        (56)             --
                                                        -------         -------
Net income (loss)                                       $   117         $  (262)
                                                        =======         =======

Income (loss) per limited partner unit
   Income (loss) before extraordinary item              $  5.14         $ (7.42)
   Net loss from extraordinary item                       (1.84)             --
                                                        -------         -------
   Net income (loss)                                    $  3.30         $ (7.42)
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

                    American Retirement Villas Properties II
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         ------------------------
                                                                           2001            2000
                                                                         --------         -------

Cash flows from operating activities:
  Net income (loss)                                                      $    117         $  (262)
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               440             578
  Extraordinary loss from extingishment of debt                                56              --
  Change in assets and liabilities:
     (Increase) decrease in other assets                                     (330)            394
     Increase (decrease) in accounts payable & accrued expenses               254             142
     Increase (decrease) in amounts payable to affiliates                     (19)           (110)
                                                                         --------         -------
              Net cash provided by operating activities                       518             742
                                                                         --------         -------

Cash flows used in investing activities:
  Capital expenditures                                                       (341)           (346)
  Refund of purchase deposit, net                                              --              (1)
                                                                         --------         -------
             Net cash used in investing activities                           (341)           (347)
                                                                         --------         -------

Cash flows provided by (used in) financing activities:
  Principal repayments on notes payable                                    (9,603)           (120)
  Proceeds from notes payable                                              10,227              --
  Mortgage Insurance                                                         (200)             --
  Loan fees                                                                  (170)             --
  Distributions paid                                                          (21)            (49)
                                                                         --------         -------
              Net cash provided by (used in) financing activities             233            (169)
                                                                         --------         -------

Net increase in cash                                                          410             226
Cash at beginning of period                                                 2,177           2,002
                                                                         --------         -------
Cash at end of period                                                    $  2,587         $ 2,228
                                                                         ========         =======

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                             $    680         $   904
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

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                 March 31, 2001

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $284,000 and $257,000 for the three-month periods ended March 31, 2001 and 2000, respectively. Additionally, we pay to ARV a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $84,000 and $43,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

(2) NOTES PAYABLE

    Notes payable consist of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                     2001           2000
                                                                                  ---------     ------------

     Notes payable, bearing interest at fixed rate of 9.15, payable in monthly installments of principal and interest totaling $16.2 collateralized by property, maturities ranging from January 2001
     through January 2002 .................................................        $ 1,870        $11,448
     Notes payable, bearing interest at rates of 7.75% and 8.06%, payable in monthly installments of principal and interest totaling $283.0 collateralized by property, maturities ranging from January
     2036 to March 2036 ...................................................         39,980         29,778
                                                                                   -------        -------
                                                                                    41,850         41,226
     Less amounts payable in the next year ................................          2,090          3,866
                                                                                   -------        -------
                                                                                   $39,760        $37,360
                                                                                   =======        =======

    The future annual principal payments of the notes payable at March 31, 2001 are as follows (in thousands):

          Twelve month period ending March 31, 2002............        $2,090
          Twelve month period ending March 31, 2003............           240
          Twelve month period ending March 31, 2004............           260
          Twelve month period ending March 31, 2005............           281
          Twelve month period ending March 31, 2006............           304
          Thereafter...........................................        38,675
                                                                       ------
                                                                      $41,850

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining costs which were written off at the time of the refinancing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   Operating Results Before Extraordinary Item
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

(DOLLARS IN MILLIONS)                                                  For the
                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------     Increase/
                                                                   2001        2000      (decrease)
                                                                  ------      ------     ----------

     Revenues:
       Assisted living community revenue .................        $  5.6      $  5.1        10.42%
       Interest and other revenue ........................           0.1         0.1        12.85%
                                                                  ------      ------       ------
               Total revenues ............................           5.7         5.2        10.47%
                                                                  ------      ------       ------
     Costs and expenses:
       Assisted living operating expenses ................           3.7         3.5         6.48%
       General and administrative ........................           0.2         0.1        38.42%
       Communities rent ..................................           0.1         0.1         4.68%
       Depreciation and amortization .....................           0.4         0.6       (23.96)%
       Property taxes ....................................           0.2         0.2        23.32%
       Advertising .......................................           0.0         0.1       (47.95)%
       Interest ..........................................           0.9         0.9        (1.47)%
                                                                  ------      ------       ------
               Total costs and expenses ..................           5.5         5.5         2.01%
                                                                  ------      ------       ------
               Net income (loss) before extraordinary loss        $  0.2      $ (0.3)      165.89%
                                                                  ======      ======       ======

Assisted living community revenue increased $0.5 million, or 10.42%, from $5.1 million for the quarter ended March 31, 2000 to $5.6 million for the quarter ended March 31, 2001 primarily due to the following:

    o an increase in the average rate per occupied unit to $2,230 for the three-month period ended March 31, 2001 as compared with $2,099 for the three-month period ended March 31, 2000; and

    o an increase in average occupancy for our assisted living communities to 90.7% for the three-month period ended March 31, 2001 as compared with 88.0% for the three-month period ended March 31, 2000.

Interest and other revenue remained relatively constant.

Assisted living operating expenses increased $0.2 million, or 6.48%, from $3.5 million for the quarter ended March 31, 2000 to $3.7 million for the quarter ended March 31, 2001 primarily due to the following:

    o   increased wages of staff;

    o   incentive programs; and

    o   increased worker's compensation premiums.

General and administrative expense increased $0.05 million, or 38.42%, from $0.12 million for the quarter ended March 31, 2000 to $0.17 million for the quarter ended March 31, 2001 primarily due to inflation.

Community rent expense remained relatively constant.

Depreciation and amortization expense decreased $0.2 million, or 23.96%, from $0.6 million for the quarter ended March 31, 2000 to $0.4 million for the quarter ended March 31, 2001 primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

Property tax expense increased 23.32% due to increased property values for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

The decrease in advertising expenses is due to decreased advertising in the 2001 quarter.

Interest expense remained relatively constant as the increase in debt was offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $2.6 million and $2.2 million at March 31, 2001 and December 31, 2000, respectively. We expect the cash generated from operations from our properties and our ability to refinance certain ALCs will be adequate to pay operating expenses, make necessary capital improvements, and meet required principal reductions of debt. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the quarter ending March 31, 2001 cash provided by operating activities was $0.5 million compared $0.7 million during the quarter ending March 31, 2000.

    The cash provided by operating activities during the quarter ended March 31, 2001 was a result of:

    net income of $0.1 million, adjusted for non-cash charges of:

    o   $0.4 million of depreciation and amortization expense;

    o   $0.3 million increase in net liabilities; and

    o $0.1 million from extraordinary loss from write off of loan fees; offset by

    o   $0.3 million increase in other assets.

During the quarter ended March 31, 2001 cash used in investing activities was $0.3 million compared to cash used in investing activities of $0.3 million during the quarter ended March 31, 2000.

The cash used by investing activities during the 2001 quarter was primarily the result of $0.3 million for purchase of furniture and equipment.

During the quarter ended March 31, 2001 cash provided by financing activities was $0.2 million as compared to cash used in financing activities of $0.2 million for the quarter ended March 31, 2000.

    The cash provided by financing activities during 2001 quarter was a result of:

    o   $10.2 million of borrowing under notes payable; offset by:

    o   $9.6 million of repayments of notes payable; and

    o   $0.2 million of mortgage insurance.

    o   $0.2 million of loan fees.

As of March 31, 2001, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $835,000 for capital expenditures during 2001 for physical improvements at our communities. As of March 31, 2001 we have made approximately $341,000 in capital expenditures. Funds for these improvements are expected to be available from operations.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases we will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue, however, those increases may result in an initial or permanent decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or decline.

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

Less than 1% of our total assets and total contract revenues as of and for the periods ended March 31, 2001 and 2000 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on 8K were filed for the quarter ending March 31, 2001.


Exhibit 10.1        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC, incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.4        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.5        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.6        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.7        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.8        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.9        Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.10       Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.11       Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC(1) LLC,
                    incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.

Exhibit 10.12       Letter Agreement as to the Loans in the aggregate amount of $39,703,100 from Banc One Capital Funding
                    Corporation to Retirements Inns II LLC, incorporated by reference to 10Q for June 30, 1999 filed August 2,
                    1999.

Exhibit 10.15       Note and Agreement as to Retirement Inns II, LLC LLC, incorporated by reference to 10Q for June 30, 1999 filed August 2, 1999.


Exhibit 10.75       Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our
                    10K filed with the Securities and Exchange Commission as exhibit 10.75 on April 2, 2001.

Exhibit 10.76       Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.76 on April 2, 2001.

Exhibit 10.77       Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.77 on April 2, 2001.

Exhibit 10.78       Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Burlingame, L.P.
                    and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the
                    Securities and Exchange Commission as exhibit 10.78 on April 2, 2001.

Exhibit 10.79       Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing Commissioner,
                    incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.79 on
                    April 2, 2001.

Exhibit 10.80       Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.80 on April 2, 2001.

Exhibit 10.81       Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.81 on April 2, 2001.

Exhibit 10.82       Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.82 on April 2, 2001.

Exhibit 10.83       Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Campbell, L.P.
                    and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the
                    Securities and Exchange Commission as exhibit 10.83 on April 2, 2001.

Exhibit 10.84       Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing Commissioner, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.84 on
                    April 2, 2001.

Exhibit 10.85       Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.85 on April 2, 2001.

Exhibit 10.86       Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.86 on April 2, 2001.

Exhibit 10.87       Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.87 on April 2, 2001.

Exhibit 10.88       Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Sunnyvale, L.P.
                    and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the
                    Securities and Exchange Commission as exhibit 10.88 on April 2, 2001.

Exhibit 10.89       Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing Commissioner,
                    incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.89 on
                    April 2, 2001.

Exhibit 10.90       Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our
                    10K filed with the Securities and Exchange Commission as exhibit 10.90 on April 2, 2001.

Exhibit 10.91       Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.91 on April 2, 2001.

Exhibit 10.92       Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Valley View,
                    L.P. and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the
                    Securities and Exchange Commission as exhibit 10.92 on April 2, 2001.

Exhibit 10.93       Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing Commissioner,
                    incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.93 on
                    April 2, 2001.

Exhibit 10.94       Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.95       Allonge #1 to Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.96       Deed of Trust between ARV Daly City, L.P. and Fidelity National Title Insurance.

Exhibit 10.97       Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Daly City, L.P.
                    and Secretary of Housing and Urban Development.

Exhibit 10.98       Regulatory Agreement Nursing Homes Projects between ARV Daly City, L.P. and Federal Housing Commissioner.

Exhibit 10.99       Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.100      Allonge #1 to Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc.


Exhibit 10.101      Deed of Trust between ARV Fremont, L.P. and Fidelity National Title Insurance.

Exhibit 10.102      Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fremont, L.P.
                    and Secretary of Housing and Urban Development.

Exhibit 10.103      Regulatory Agreement Nursing Homes Projects between ARV Fremont, L.P. and Federal Housing Commissioner.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

                                             ARV ASSISTED LIVING, INC.

                                             By: /s/ DOUGLAS M. PASQUALE
                                                 -------------------------------
                                                     Douglas M. Pasquale
                                                     Chief Executive Officer

Date: May 15, 2001

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

                       SIGNATURE                                     TITLE                                   DATE
                       ---------                                     -----                                   ----

            /s/   DOUGLAS M. PASQUALE                    Chief Executive Officer                         May 15, 2001
-----------------------------------------------------    (Principal Executive Officer)
                  Douglas M. Pasquale

            /s/     ABDO H. KHOURY                       President and Chief Financial Officer           May 15, 2001
-----------------------------------------------------    (Principal Financial & Accounting Officer)
                    Abdo H. Khoury

                                 EXHIBIT INDEX


Exhibit 10.94       Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.95       Allonge #1 to Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.96       Deed of Trust between ARV Daly City, L.P. and Fidelity National Title Insurance.

Exhibit 10.97       Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Daly City, L.P.
                    and Secretary of Housing and Urban Development.

Exhibit 10.98       Regulatory Agreement Nursing Homes Projects between ARV Daly City, L.P. and Federal Housing Commissioner.

Exhibit 10.99       Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.100      Allonge #1 to Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc.

Exhibit 10.101      Deed of Trust between ARV Fremont, L.P. and Fidelity National Title Insurance.

Exhibit 10.102      Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fremont, L.P.
                    and Secretary of Housing and Urban Development.

Exhibit 10.103      Regulatory Agreement Nursing Homes Projects between ARV Fremont, L.P. and Federal Housing Commissioner.