Form 10-Q
period 2001-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2001-08-14
CIK 830156

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
        ___________


                         COMMISSION FILE NUMBER: 0-26468


                           AMERICAN RETIREMENT VILLAS
                               PROPERTIES II, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          CALIFORNIA                                           33-0278155
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

            245 FISCHER AVENUE, D-1 COSTA MESA, CA                                92626
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                    (714) 751-7400




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of August 10, 2001 was 35,020.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                 (In thousands)


                                                                    JUNE 30,      DECEMBER 31,
                                                                      2001            2000
                                                                    --------      ------------
                                            ASSETS
Properties, at cost:
     Land                                                           $ 11,453       $ 11,453
     Buildings and improvements, less accumulated depreciation
     of $8,561 and $8,120 at June 30, 2001 and December 31,
     2000, respectively                                               20,272         20,157

     Leasehold property and improvements, less
      accumulated depreciation of $1,291 and $1,274 at
      June 30, 2001 and December 31, 2000, respectively                  225            222

     Furniture, fixtures and equipment, less accumulated
      depreciation of $1,253 and $1,497 at June 30, 2001 and
      December 31, 2000, respectively                                  1,167          1,190
                                                                    --------       --------
               Net properties                                         33,117         33,022

Cash and cash equivalents                                              3,643          2,177
Other assets, including impound accounts of $2,429 and $2,974
  at June 30, 2001 and December 31, 2000, respectively                 3,984          4,357
                                                                    --------       --------
                                                                    $ 40,744       $ 39,556
                                                                    ========       ========

                              LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                       $ 41,792       $ 41,226
Accounts payable                                                         254            341
Accrued expenses                                                       1,630          1,492
Amounts payable to affiliate                                             164            128
Distributions payable to Partners                                          4             25
                                                                    --------       --------
               Total liabilities                                      43,844         43,212
                                                                    --------       --------

Partners' capital (deficit):
     General partners' capital                                             1              1
     Special limited partners                                            116            111
     Limited partners' capital, 35,020 units outstanding              (3,217)        (3,768)
                                                                    --------       --------
               Total partners' capital                                (3,100)        (3,656)
                                                                    --------       --------
Commitments and contingencies
                                                                    $ 40,744       $ 39,556
                                                                    ========       ========


         See accompanying notes to the unaudited condensed consolidated financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                     Consolidated Statements of Operations
                                  (Unaudited)
                        (In thousands, except unit data)


                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                         -----------------------       -----------------------
                                           2001           2000           2001            2000
                                         --------       --------       --------       --------
REVENUE:
Rent ................................    $  4,735       $  4,230       $  9,405       $  8,387
Assisted living .....................         974            965          1,901          1,877
Interest and other ..................         153            101            273            207
                                         --------       --------       --------       --------
         Total revenue ..............       5,862          5,296         11,579         10,471
                                         --------       --------       --------       --------

COSTS AND EXPENSES:
Rental property operations ..........       2,917          2,775          5,929          5,565
Assisted living .....................         709            623          1,393          1,323
General and administrative ..........         191            132            357            252
Communities rent ....................          95             87            187            175
Depreciation and amortization .......         360            578            800          1,156
Property taxes ......................         194            152            397            316
Advertising .........................          53            102            110            192
Interest ............................         898            673          1,789          1,577
                                         --------       --------       --------       --------
         Total costs and expenses ...       5,417          5,122         10,962         10,556
                                         --------       --------       --------       --------
Income (loss) before income tax
  expense and extraordinary item ....         445            174            617            (85)
Income tax expense ..................          (5)            (2)            (5)            (5)
                                         --------       --------       --------       --------
Income (loss) before extraordinary
  items .............................         440            172            612            (90)
Extraordinary loss from
  extinguishment of debt ............          --             --            (56)            --
                                         --------       --------       --------       --------
         Net income (loss) ..........    $    440       $    172       $    556       $    (90)
                                         ========       ========       ========       ========

Income (loss) per limited partner
  unit ..............................    $  12.43       $   4.86       $  17.31       $  (2.56)
  Income (loss) before
  extraordinary item ................          --             --          (1.58)            --
  Net loss from extraordinary item...
                                         --------       --------       --------       --------
  Net income (loss) .................    $  12.43       $   4.86       $  15.73       $  (2.56)
                                         ========       ========       ========       ========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Cash flows from operating activities:
  Net income (loss)                                           $    556       $    (90)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                                    800          1,156
  Extraordinary loss from extinguishment of debt                    56            ---
  Change in assets and liabilities:
     Decrease (increase) in other assets                           617           (218)
     Increase in accounts payable and accrued expenses              51             88
     Increase (decrease) in amounts payable to affiliate            36            (70)
                                                              --------       --------
              Net cash provided by operating activities          2,116            866
                                                              --------       --------


Cash flows used in investing activities:
  Capital expenditures                                            (798)          (470)
  Refund of purchase deposit, net                                   --             (1)
                                                              --------       --------
             Net cash used in investing activities                (798)          (471)
                                                              --------       --------

Cash flows from financing activities:
  Principal repayments on notes payable                         (9,661)          (233)
  Proceeds from notes payable                                   10,227             --
  Mortgage insurance                                              (200)            --
  Loan fees                                                       (197)            --
  Distributions paid                                               (21)           (52)
                                                              --------       --------
              Net cash provided by (used in) financing             148           (285)
               activities                                      -------       --------


Net increase in cash and cash equivalents                        1,466            110
Cash and cash equivalents at beginning of period                 2,177          2,002
                                                              --------       --------
Cash and cash equivalents at end of period                    $  3,643       $  2,112
                                                              ========       ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                  $  1,497       $  1,805
                                                              ========       ========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   BASIS OF PRESENTATION

      We prepared the accompanying condensed consolidated financial statements of American Retirement Villas Properties II, L.P. following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

      The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for 2000, which is on file with the SEC.

      The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.


   PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. Management believes we have a controlling interest consistent with the requirements of SOP 78-9 when we own more than 50% of an entity. All significant intercompany balances and transactions have been eliminated in consolidation.

   BASIS OF ACCOUNTING

      American Retirement Villas Properties II, L.P. maintains records on the accrual method of accounting for financial reporting and Federal and state tax purposes.


   CARRYING VALUE OF REAL ESTATE

       Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

          Buildings and improvements.............   27.5 to 35 years
          Leasehold property and improvements....   Lease term
          Furniture, fixtures and equipment......   3 to 7 years


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

   USE OF ESTIMATES

        In the preparation of our financial statements in conformity with accounting principles generally accepted in the United State of America, we have made estimates and assumptions that affect the following:

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

   LOAN FEES

        We amortize loan fees using the effective interest method over the term of the respective notes payable and include them in other assets.

   CAPITAL EXPENDITURES

      We capitalize all assets, obtained by purchase, trade or capital lease that have a useful life of more than one year, and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Refurbishment expenditures are expensed as incurred.

   NET INCOME (LOSS) PER LIMITED PARTNER UNIT

      Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 35,020 during the periods ended June 30, 2001 and June 30, 2000.


   REVENUE RECOGNITION

        Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues. These payments amounted to $573,000 and $518,000 for the six-month periods and $290,000 and $261,000 for the three-month periods ended June 30, 2001 and 2000 respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement. These payments amounted to $122,000 and $109,000 for the six-month periods and $38,000 and $66,000 for the three-month periods ended June 30, 2001 and 2000 respectively.

(3) NOTES PAYABLE

    Notes payable consist of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                                              JUNE 30,     DECEMBER 31,
                                                                               2001          2000
                                                                             --------      -----------
     Notes payable, bearing interest at fixed rate of 9.15%, payable in monthly installments of principal and interest totaling
     $16.2 collateralized by property, maturities ranging from
     January 2001 through January 2002 ................................      $  1,864       $ 11,448
     Notes payable, bearing interest at rates of 7.75% and 8.06%, payable in monthly installments of principal and interest
     totaling $283.0 collateralized by property, maturities ranging
     from January 2036 to March 2036 ..................................        39,928         29,778
                                                                             --------       --------
                                                                               41,792         41,226
     Less amounts payable in the next year ............................        (2,091)        (3,866)
                                                                             --------       --------
                                                                             $ 39,701       $ 37,360
                                                                             ========       ========

   The future annual principal payments of the notes payable at June 30, 2001 are as follows (in thousands):

     Twelve month period ending June 30, 2002...........................    $  2,091
     Twelve month period ending June 30, 2003...........................         245
     Twelve month period ending June 30, 2004...........................         265
     Twelve month period ending June 30, 2005...........................         287
     Twelve month period ending June 30, 2006...........................         310
     Thereafter.........................................................      38,594
                                                                            --------
                                                                            $ 41,792
                                                                            ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   Operating Results Before Extraordinary Item
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

     (DOLLARS IN MILLIONS)                                         For the Six Months Ended
                                                                         June 30,
                                                                   ------------------------- Increase/
                                                                      2001        2000      (decrease)
                                                                    ----------------------------------
     Revenue:
       Assisted living community revenue .....................      $  11.3    $  10.3         10.15%
       Interest and other revenue ............................          0.3        0.2         31.88%
                                                                    -------    -------       -------
          Total revenue ......................................         11.6       10.5         10.58%
                                                                    -------    -------       -------
     Costs and expenses:
       Assisted living operating expenses ....................          7.3        6.9          6.30%
       General and administrative ............................          0.4        0.2         41.67%
       Communities rent ......................................          0.2        0.2          6.87%
       Depreciation and amortization .........................          0.8        1.2        (30.80)%
       Property taxes ........................................          0.4        0.3         25.63%
       Advertising ...........................................          0.1        0.2        (42.71)%
       Interest ..............................................          1.8        1.6         13.44%
                                                                    -------    -------       -------
          Total costs and expenses ...........................         11.0       10.6          3.85%
                                                                    -------    -------       -------
          Income (loss) before taxes & extraordinary item ....      $   0.6    $  (0.1)       825.88%
                                                                    =======    =======       =======

The increase in assisted living community revenue is attributable to:

     - an increase in average rental rate per occupied unit to $1,874 for the six-month period ended June 30, 2001 as compared with $1,723 for the six-month period ended June 30, 2000; and

     - an increase in average occupancy to 91% for the six-month period ended June 30, 2001 compared with 88% for the six-month period ended June 30, 2000.

Interest and other revenue increased primarily due to processing fees collected as a result of the increased occupancy.

Assisted living operating expenses increased $0.4 million, or 6.30%, from $6.9 million for the six-month period ended June 30, 2000 to $7.3 million for the six-month period ended June 30, 2001 primarily due to the following:

     -  increased wages of staff,

     -  incentive programs;

     -  increased worker's compensation premiums; and

     -  higher utility costs; partially offset by

     - lower cost of purchased services and variable expenses due to changes in staffing.

General and administrative expenses increased $0.11 million, or 41.67%, from $0.25 million for the six-month period ended June 30, 2000 to $0.36 million for the six-month period ended June 30, 2001 primarily due to higher insurance and bad debt expenses.

Depreciation and amortization expense decreased $0.4 million, or 30.80%, from $1.2 million for the six-month period ended June 30, 2000 to $0.8 million for the six-month period ended June 30, 2001 primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

Property tax expense increased 25.63% due to increased property values for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.

Advertising expenses decreased 42.71% due to decreased advertising in the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.

Interest expense increased $0.2 million, or 13.44%, from $1.6 million for the six-month period ended June 30, 2000 to $1.8 million for the six-month period ended June 30, 2001 primarily due to the higher balances of mortgages due to refinancing partially offset by lower interest rates.


                   Operating Results Before Extraordinary Item
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)



     (DOLLARS IN MILLIONS)                                    For the Three Months Ended
                                                                     June 30,
                                                              --------------------------- Increase/
                                                                2001      2000           (decrease)
                                                               -----------------------------------
     Revenue:
       Assisted living community revenue ................      $  5.7    $  5.2            9.89%
       Interest and other revenue .......................         0.2       0.1           51.49%
                                                               ------    ------          ------
               Total revenue ............................         5.9       5.3           10.69%
                                                               ------    ------          ------
     Costs and expenses:
       Assisted living operating expenses ...............         3.6       3.4            6.71%
       General and administrative .......................         0.2       0.1           44.70%
       Communities rent .................................         0.1       0.1            9.20%
       Depreciation and amortization ....................         0.4       0.6          (37.72)%
       Property taxes ...................................         0.2       0.1           27.63%
       Advertising ......................................         0.1       0.1          (48.04)%
       Interest .........................................         0.9       0.7           33.43%
                                                               ------    ------          ------
               Total costs and expenses .................         5.5       5.1            5.76%
                                                               ------    ------          ------
               Income before taxes and extraordinary item      $  0.4    $  0.2          155.75%
                                                               ======    ======          ======


Assisted living community revenue increased $0.5 million, or 9.89%, from $5.2 million for the quarter ended June 30, 2000 to $5.7 million for the quarter ended June 30, 2001 primarily due to the following:

     - an increase in the average rate per occupied unit to $1,887 for the three-month period ended June 30, 2001 as compared with $1,723 for the three-month period ended June 30, 2000; and

     - an increase in average occupancy for our assisted living communities to 90.6% for the three-month period ended June 30, 2001 as compared with 88.4% for the three-month period ended June 30, 2000.

Interest and other revenue increased primarily due to processing fees collected as a result of the increased occupancy.

Assisted living operating expenses increased $0.2 million, or 6.71%, from $3.4 million for the quarter ended June 30, 2000 to $3.6 million for the quarter ended June 30, 2001 primarily due to the following:

     -  increased wages of staff;

     -  incentive programs;

     -  increased worker's compensation premiums; and

     -  higher utility costs; partially offset by

     - lower cost of purchased services and variable expenses due to changes in staffing.

General and administrative expenses increased $0.06 million, or 44.70%, from $0.13 million for the quarter ended June 30, 2000 to $0.19 million for the quarter ended June 30, 2001 primarily due to the following:

     -  increased bad debt expense; and

     -  higher property insurance premiums

Depreciation and amortization expense decreased $0.2 million, or 30.72%, from $0.6 million for the quarter ended June 30, 2000 to $0.4 million for the quarter ended June 30, 2001 primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

Property tax expense increased 27.63% due to increased property values for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Advertising expenses decreased 48.04% due to decreased advertising quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Interest expense increased $0.2 million, or 33.43%, from $0.7 million for the quarter ended June 30, 2000 to $0.9 million for the quarter ended June 30, 2001 primarily due to the higher balances of mortgages due to refinancing partially, offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $3.6 million and $2.2 million at June 30, 2001 and December 31, 2000, respectively. We expect cash generated from operations from our properties and our ability to refinance certain assisted living communities ("ALCs") will be adequate to pay operating expenses, make necessary capital improvements, and meet required principal reductions of debt. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the six-months ended June 30, 2001 cash provided by operating activities was $2.1 million compared $0.9 million during the six-months ended June 30, 2000.

   The cash provided by operating activities during the six-months ended June 30, 2001 was a result of net income of $0.5 million, adjusted for:

     -  0.8 million non cash charge for depreciation and amortization expense;

     -  $0.6 million net decrease in other assets; and

     -  $0.1 million from extraordinary loss from write off of loan fees.

During the six-months ended June 30, 2001 cash used in investing activities was $0.8 million compared to cash used in investing activities of $0.5 million during the six-months ended June 30, 2000. The cash used by investing activities six-months ended June 30, 2001 was primarily the result of $0.8 million for purchase of furniture and equipment.

During the six-months ended June 30, 2001 cash provided by financing activities was $0.1 million as compared to cash used in financing activities of $0.3 million for the six-months ended June 30, 2000.

   The cash provided by financing activities during 2001 was a result of $10.2 million of borrowing under notes payable; offset by:

     -  $9.7 million of repayments of notes payable;

     -  $0.2 million of mortgage insurance; and

     -  $0.2 million of loan fees.

As of June 30, 2001, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $1,000,000 for capital expenditures during 2001 for physical improvements at our communities. As of June 30, 2001 we have made approximately $798,000 in capital expenditures. Funds for these improvements are expected to be available from operations or from the respective reserve accounts.

We are not aware of any trends, other than national economic conditions, which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases we will be able to pass through the subsequent increase in operating expenses to the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue, however, those increases may result in an initial or permanent decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or decline.

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

Less than 1% of our total assets and total contract revenues as of and for the periods ended June 30, 2001 and 2000 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

              None

(b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ending June 30, 2001.

Date:  August 13, 2001

   AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP.

By:  ARV ASSISTED LIVING, INC., MANAGING GENERAL PARTNER

     /s/ DOUGLAS M. PASQUALE
---------------------------------------
          Douglas M. Pasquale
        Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2001

              SIGNATURE
              ----------


     /s/ DOUGLAS M. PASQUALE
---------------------------------------
            Douglas M. Pasquale
           Chief Executive Officer
        (Principal Executive Officer)


    /s/       ANITA RYAN
---------------------------------------
               Anita Ryan
        Vice President and Controller
       (Principal Accounting Officer)