Form 10-Q
period 2001-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2001-11-14
CIK 830156

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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

                                 Yes [X] No [ ]

    The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of November 10, 2001 was 35,020.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            2001               2000
                                                                                        -------------      ------------
Properties, at cost:
     Land                                                                                 $ 11,453           $ 11,453
     Buildings and improvements, less accumulated depreciation of
     $8,785 and $8,120 at September 30, 2001 and December 31, 2000, respectively            20,161             20,157

     Leasehold property and improvements, less accumulated depreciation of
     $1,300 and $1,274 at September 30, 2001 and December
     31, 2000, respectively                                                                    227                222

     Furniture, fixtures and equipment, less accumulated depreciation of
     $1,305 and $1,497 at September 30, 2001 and December 31, 2000,
     respectively                                                                            1,244              1,190
                                                                                          --------           --------
               Net properties                                                               33,085             33,022

Cash and cash equivalents                                                                    3,885              2,177
Other assets, including impound accounts of $2,633 and $2,974  at September
30, 2001 and December 31, 2000, respectively                                                 4,014              4,357
                                                                                          --------           --------
                                                                                          $ 40,984           $ 39,556
                                                                                          ========           ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                             $ 41,731           $ 41,226
Accounts payable                                                                               144                341
Accrued expenses                                                                             1,981              1,492
Amounts payable to affiliate                                                                   115                128
Distributions payable to Partners                                                               33                 25
                                                                                          --------           --------
               Total liabilities                                                            44,004             43,212
                                                                                          --------           --------

Partners' capital (deficit):
     General partners' capital                                                                   1                  1
     Special limited partners                                                                  117                111
     Limited partners' capital, 35,020 units outstanding                                    (3,138)            (3,768)
                                                                                          --------           --------
               Total partners' capital                                                      (3,020)            (3,656)
                                                                                          --------           --------
Commitments and contingencies

                                                                                          $ 40,984           $ 39,556
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

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
                      Consolidated Statements of Operations
                                   (Unaudited)
                        (In thousands, except unit data)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -------------------------         -------------------------
                                                          2001             2000             2001             2000
                                                        --------         --------         --------         --------
REVENUE:
Rent ...........................................        $  4,876         $  4,483         $ 14,281         $ 12,869
Assisted living ................................             996              924            2,897            2,801
Interest and other .............................             106              130              379              337
                                                        --------         --------         --------         --------
         Total revenue .........................           5,978            5,537           17,557           16,007
                                                        --------         --------         --------         --------

COSTS AND EXPENSES:
Rental property operations .....................           3,119            2,844            9,048            8,409
Assisted living ................................             724              659            2,117            1,981
General and administrative .....................             199              222              556              475
Communities rent ...............................              93               87              280              262
Depreciation and amortization ..................             351              584            1,151            1,740
Property taxes .................................             193              177              590              494
Advertising ....................................              59              104              169              296
Interest .......................................             908              899            2,697            2,475
                                                        --------         --------         --------         --------
         Total costs and expenses ..............           5,646            5,576           16,608           16,132
                                                        --------         --------         --------         --------
Income (loss) before income tax expense and
  extraordinary item ...........................             332              (39)             949             (125)
Income tax expense .............................              (2)              (2)              (7)              (7)
                                                        --------         --------         --------         --------
Income (loss) before extraordinary items .......             330              (41)             942             (132)
Extraordinary loss from extinguishment of
  debt .........................................              --               --              (56)              --
                                                        --------         --------         --------         --------
         Net income (loss) .....................        $    330         $    (41)        $    886         $   (132)
                                                        ========         ========         ========         ========

Income (loss) per limited partner unit
   Income (loss) before extraordinary item .....        $   9.33         $  (1.16)        $  26.63         $  (3.73)
   Net loss from extraordinary item ............              --               --            (1.58)              --
                                                        --------         --------         --------         --------
   Net income (loss) ...........................        $   9.33         $  (1.16)        $  25.05         $  (3.73)
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


                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                    -------------------------
                                                                      2001             2000
                                                                    --------         --------
Cash flows from operating activities:
  Net income (loss)                                                 $    886         $   (132)
  Adjustments  to  reconcile  net income  (loss) to net cash provided by operating activities:
     Depreciation and amortization                                     1,151            1,740
     Extraordinary loss from extinguishment of debt                       56               --
  Change in assets and liabilities:
     Decrease (increase) in other assets                                 380             (635)
     Increase in accounts payable and accrued expenses                   292              189
     Decrease in amounts payable to affiliate                            (13)             (88)
                                                                    --------         --------
              Net cash provided by operating activities                2,752            1,074
                                                                    --------         --------

Cash flows used in investing activities:

  Capital expenditures                                                  (869)            (624)
  Refund of purchase deposit, net                                         --               (4)
                                                                    --------         --------
             Net cash used in investing activities                      (869)            (628)
                                                                    --------         --------

Cash flows from financing activities:

  Principal repayments on notes payable                               (9,722)            (348)
  Proceeds from notes payable                                         10,227               --
  Mortgage insurance                                                    (200)              --
  Loan fees                                                             (238)              --
  Distributions paid                                                    (242)             (61)
                                                                    --------         --------
              Net cash used in financing activities                     (175)            (409)
                                                                    --------         --------

Net increase in cash and cash equivalents                              1,708               37
Cash and cash equivalents at beginning of period                       2,177            2,002
                                                                    --------         --------
Cash and cash equivalents at end of period                          $  3,885         $  2,039
                                                                    ========         ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                        $  2,506         $  2,703
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

                 American Retirement Villas Properties II, L.P.
                       (a California limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    BASIS OF PRESENTATION

        We prepared the accompanying condensed consolidated financial statements of American Retirement Villas Properties II, L.P. ("the Partnership") following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

        The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for fiscal year ended December 31, 2000, which is on file with the SEC.

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

    CARRYING VALUE OF REAL ESTATE

        Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings and improvements..................    27.5 to 35 years
               Leasehold property and improvements.........    Lease term
               Furniture, fixtures and equipment...........    3 to 7 years

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

    USE OF ESTIMATES

        In the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, we have made estimates and assumptions that affect the following:

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

    CAPITAL EXPENDITURES

        We capitalize all assets, obtained by purchase, trade or capital lease that have a useful life of more than one year, and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1,000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Refurbishment expenditures are expensed as incurred.

    NET INCOME (LOSS) PER LIMITED PARTNER UNIT

        Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 35,020 during the periods ended September 30, 2001 and September 30, 2000.

    REVENUE RECOGNITION

        Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

    RECLASSIFICATION

        We have reclassified certain prior period amounts to conform to the September 30, 2001 presentation.

    ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Partnership is required to adopt SFAS 143 on January 1, 2002. Management believes the adoption of SFAS 143 will not have a material effect on the Partnership's financial position, results of operations, or cash flows. On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for
    (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Partnership is required to adopt SFAS 144 on January 1, 2002. Management has not determined the impact SFAS 144 will have on the Partnership's financial position, results of operations, or cash flows.

(2) TRANSACTIONS WITH AFFILIATES

    We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues. These payments amounted to $870,000 and $792,000 for the nine-month periods and $297,000 and $274,000 for the three-month periods ended September 30, 2001 and 2000 respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement. These payments amounted to $180,000 and $200,000 for the nine-month periods and $58,000 and $91,000 for the three-month periods ended September 30, 2001 and 2000 respectively.

(3) NOTES PAYABLE

    Notes payable consist of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                                                                  SEPTEMBER        DECEMBER
                                                                                                  30, 2001         31, 2000
                                                                                                  ---------        ---------
        Notes payable to bank, bearing interest at a fixed rate of 9.15%, payable in monthly installments of principal and interest totaling of $82.8,
        collateralized by properties with maturing of June 2001 ...........................        $    --          $  9,551
        Note payable to bank bearing interest at fixed rate of 9.15%, payable in monthly installments of principal and interest totaling $16.2
        collateralized by property with a maturing of January 2002 ........................           1,858            1,897
        Notes payable to bank bearing interest at rates of 7.75% and 8.06%, payable in monthly installments of principal and interest totaling $283.0 collateralized
        by properties, maturities ranging from January 2036 to March 2036 .................          39,873           29,778
                                                                                                   --------         --------
                                                                                                     41,731           41,226
        Less amounts payable in the next year .............................................          (2,089)          (3,866)
                                                                                                   --------         --------
                                                                                                   $ 39,642         $ 37,360
                                                                                                   ========         ========

    The future annual principal payments of the notes payable at September 30, 2001 are as follows (in thousands):

        Twelve month period ending September 30, 2002 ......        $ 2,089
        Twelve month period ending September 30, 2003 ......            250
        Twelve month period ending September 30, 2004 ......            270
        Twelve month period ending September 30, 2005 ......            293
        Twelve month period ending September 30, 2006 ......            317
        Thereafter .........................................         38,512
                                                                    -------
                                                                    $41,731
                                                                    =======

The $1.9 million mortgage loan that is due January 2002 is in the process of refinancing to a thirty-five years loan.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   Operating Results Before Extraordinary Item
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

        (DOLLARS IN MILLIONS)                                               For the Nine Months Ended
                                                                                   September 30,
                                                                            -------------------------        Increase/
                                                                               2001            2000          (decrease)
                                                                             --------        --------         --------
        Revenue:
          Assisted living community revenue .........................        $  17.18        $  15.67             9.64%
          Interest and other revenue ................................            0.38            0.34            11.76%
                                                                             --------        --------         --------
                  Total revenue .....................................           17.56           16.01             9.68%
                                                                             --------        --------         --------
        Costs and expenses:
          Assisted living operating expenses ........................           11.16           10.39             7.41%
          General and administrative ................................            0.56            0.48            16.67%
          Communities rent ..........................................            0.28            0.26             7.69%
          Depreciation and amortization .............................            1.15            1.74           (33.91)%
          Property taxes ............................................            0.59            0.49            20.41%
          Advertising ...............................................            0.17            0.29           (41.38)%
          Interest ..................................................            2.70            2.48             8.87%
                                                                             --------        --------         --------
                  Total costs and expenses ..........................           16.61           16.13             2.98%
                                                                             --------        --------         --------
                  Income (loss) before taxes & extraordinary item ...        $   0.95        $  (0.12)          891.67%
                                                                             ========        ========         ========

Assisted living community revenue increased $1.51 million, or 9.64%, from $15.67 million for the nine-month period ended September 30, 2000 to $17.18 million for the nine-month period ended September 30, 2001 primarily due to the following:

    o an increase in average rental rate per occupied unit to $1,852 for the nine-month period ended September 30, 2001 as compared with $1,731 for the nine-month period ended September 30, 2000;

    o an increase in average assisted living rate per assisted living resident to $677 for the nine-month period ended September 30, 2001 as compared with $675 for the nine-month period ended September 30, 2000; and

    o an increase in average occupancy to 89.7% for the nine-month period ended September 30, 2001 compared with 88% for the nine-month period ended September 30, 2000.

Interest and other revenue increased $0.04 million, or 11.76%, from $0.34 million for the nine-month period ended September 30, 2000 to $0.38 million for the nine-month period ended September 30, 2001 primarily due to the following:

    o   processing fees collected as a result of the increased occupancy; and

    o   higher interest income earned from the higher unrestricted cash balance.

Assisted living operating expenses increased $0.77 million, or 7.41%, from $10.39 million for the nine-month period ended September 30, 2000 to $11.16 million for the nine-month period ended September 30, 2001 primarily due to the following:

    o   increase wages of staff;

    o   increase in California's minimum wage;

    o   incentive programs;

    o   increase worker's compensation premiums; and

    o   higher utility costs; partially offset by

    o lower cost of purchased services and variable expenses due to changes in staffing.

General and administrative expenses increased $0.08 million, or 16.67%, from $0.48 million for the nine-month period ended September 30, 2000 to $0.56 million for the nine-month period ended September 30, 2001 primarily due to higher insurance expenses and other professional services.

Depreciation and amortization expense decreased $0.59 million, or (33.91)%, from $1.74 million for the nine-month period ended September 30, 2000 to $1.15 million for the nine-month period ended September 30, 2001 primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

Property tax expense increased $0.10 million, or 20.41%, from $0.49 million for the nine-month period ended September 30, 2000 to $0.59 million for the nine-month period ended September 30, 2001 primarily due to the increased assessed values of the property.

Interest expense increased $0.22 million, or 8.87%, from $2.48 million for the nine-month period ended September 30, 2000 to $2.70 million for the nine-month period ended September 30, 2001 primarily due to the higher balances of mortgages as a result of refinancings, partially offset by lower interest rates.


                   Operating Results Before Extraordinary Item
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)


        (DOLLARS IN MILLIONS)                                          For the Three Months Ended
                                                                              September 30,
                                                                       --------------------------        Increase/
                                                                          2001            2000          (decrease)
                                                                        --------        --------        ---------
        Revenue:
          Assisted living community revenue ....................        $   5.87        $   5.41             8.50%
          Interest and other revenue ...........................            0.11            0.13           (15.38)%
                                                                        --------        --------         --------
                  Total revenue ................................            5.98            5.54             7.94%
                                                                        --------        --------         --------
        Costs and expenses:
          Assisted living operating expenses ...................            3.84            3.50             9.71%
          General and administrative ...........................            0.20            0.22            (9.09)%
          Communities rent .....................................            0.10            0.10             0.00%
          Depreciation and amortization ........................            0.35            0.58           (39.66)%
          Property taxes .......................................            0.19            0.18             5.56%
          Advertising ..........................................            0.06            0.10           (40.00)%
          Interest .............................................            0.91            0.90             1.11%
                                                                        --------        --------         --------
                  Total costs and expenses .....................            5.65            5.58             1.25%
                                                                        --------        --------         --------
                  Income before taxes and extraordinary item ...        $   0.33        $  (0.04)          925.00%
                                                                        ========        ========         ========

Assisted living community revenue increased $0.46 million, or 8.5%, from $5.41 million for the quarter ended September 30, 2000 to $5.87 million for the quarter ended September 30, 2001 primarily due to the following:

    o an increase in the average rental rate per occupied unit to $1,904 for the three-month period ended September 30, 2001 as compared with $1,766 for the three-month period ended September 30, 2000;

    o an increase in the average assisted living rate per assisted living resident to $695 for the three-month period ended September 30, 2001 as compared with $674 for the three-month period ended September 30, 2000; and

    o   occupancy levels remained constant at 89%.

Interest and other revenue decreased $0.02 million, or (15.38)%, from $0.13 million for the quarter ended September 30, 2000 to $0.11 million for the quarter ended September 30, 2001.

Assisted living operating expenses increased $0.34 million, or 9.71%, from $3.5 million for the quarter ended September 30, 2000 to $3.84 million for the quarter ended September 30, 2001 primarily due to the following:

    o   increase wages of staff;

    o   increase in California's minimum wage;

    o   incentive programs;

    o   increase worker's compensation premiums; and

    o   higher utility costs; partially offset by

    o lower cost of purchased services and variable expenses due to changes in staffing.

General and administrative expenses decreased $0.02 million, or (9.09)%, from $0.22 million for the quarter ended September 30, 2000 to $0.20 million for the quarter ended September 30, 2001 primarily due to the following:

    o   decrease in bad debt expense; and

    o decrease in partnership administration fees paid to our affiliates; offset by

    o   higher property insurance premiums.

Depreciation and amortization expense decreased $0.23 million, or (39.66)%, from $0.58 million for the quarter ended September 30, 2000 to $0.35 million for the quarter ended September 30, 2001 primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

Property tax expense increased $0.01 million, or 5.56%, from $0.18 million for the quarter ended September 30, 2000 to $0.19 million for the quarter ended September 30, 2001 primarily due to the increased assessed values of the property.

Advertising expenses decreased $0.04 million, or (40.00)%, from $0.10 million for the quarter ended September 30, 2000 to $0.06 million for the quarter ended September 30, 2001 primarily due to the matching of the yellow page advertisement to the period the ads cover.

Interest expense increased $0.01 million, or 1.11%, from $0.90 million for the quarter ended September 30, 2000 to $0.91 million for the quarter ended September 30, 2001 primarily due to the higher balances of mortgages as the result of refinancings, offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $3.9 million and $2.2 million at September 30, 2001 and December 31, 2000, respectively. We expect cash generated from operations from our properties and our ability to refinance certain assisted living communities ("ALCs") will be adequate to pay operating expenses, make necessary capital improvements, and meet required principal reductions of debt. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the nine-months ended September 30, 2001 cash provided by operating activities was $2.8 million compared to $1.1 million during the nine-months ended September 30, 2000.

The cash provided by operating activities during the nine-months ended September 30, 2001 was a result of net income of $0.9 million, adjusted for:

    -   $1.2 million non cash charge for depreciation and amortization expense;

    -   $0.4 million net decrease in other assets;

    -   $0.2 million net increase in payables and accrued expenses; and

    -   $0.1 million from extraordinary loss from write off of loan fees.

During the nine-months ended September 30, 2001 cash used in investing activities was $0.9 million compared to cash used in investing activities of $0.6 million during the nine-months ended September 30, 2000. The cash used by investing activities nine-months ended September 30, 2001 was primarily the result of capital improvements at our assisted living communities.

During the nine-months ended September 30, 2001 cash provided by financing activities was $0.2 million as compared to cash used in financing activities of $0.4 million for the nine-months ended September 30, 2000.

The cash provided by financing activities during 2001 was a result of $10.2 million of borrowing under notes payable; offset by:

    -   $9.7 million of repayments of notes payable;

    -   $0.2 million of mortgage insurance;

    -   $0.3 million of distribution payments; and

    -   $0.2 million of loan fees.

As of September 30, 2001, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $1,000,000 for capital expenditures during 2001 for physical improvements at our communities. As of September 30, 2001 we had made approximately $869,000 in capital expenditures. Funds for these improvements are expected to be available from operations or from the respective impound accounts held by HUD.

The $1.9 million mortgage loan that is due January 2002 is in the process of refinancing to a thirty-five years loan.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        None.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ending September 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: November 14, 2001
                                            ARV ASSISTED LIVING, INC.,
                                              its managing General Partner

                                       By:      /s/   DOUGLAS M. PASQUALE
                                           -------------------------------------
                                                  Douglas M. Pasquale
                                                Chief Executive Officer

                                       By:        /s/   ABDO H. KHOURY
                                           -------------------------------------
                                                     Abdo H. Khoury
                                           President and Chief Financial Officer