Form 10-K405
period 2001-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2002-04-01
CIK 830156

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 TITLE OF CLASS

                          UNITS OF LIMITED PARTNERSHIP

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 20, 2002 was 35,020.

================================================================================

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                                  PAGE
                                                                                  ----

PART I

Item 1:        Business.......................................................       3
Item 2:        Properties.....................................................       9
Item 3:        Legal Proceedings..............................................       9
Item 4:        Submission of Matters to a Vote of Unit Holders................       9

PART II

Item 5:        Market for Our Common Equity and Related Unit Holder Matters...      10
Item 6:        Selected Financial Data........................................      10
Item 7:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................      10
Item 7A:       Quantitative and Qualitative Disclosures About Market Risk.....      14
Item 8:        Financial Statements and Supplementary Data....................      14
Item 9:        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................      15

PART III

Item 10:       Our Directors and Executive Officers...........................      15
Item 11:       Executive Compensation........................................       16
Item 12:       Security Ownership of Certain Beneficial Owners
               and Management.................................................      17
Item 13:       Certain Relationships and Related Transactions.................      17

PART IV

Item 14:       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K........................................      18


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     American Retirement Villas Properties II ("ARVP II") operates ten assisted living communities ("ALCs") in the state of California, nine of which we own and one of which we lease. On March 2, 1999, we obtained financing for the purchase of and, through a wholly owned subsidiary purchased, four previously leased ALCs for approximately $14.3 million. In our ALCs we house and provide personal care and support services to senior residents in communities containing an aggregate of 923 units. For the years ended December 31, 2001 and 2000, ARVP II's ALCs had a total average occupancy of approximately 89.6%.

     ARVP II was founded in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of ALCs. The general partner of ARVP II as of December 31, 2001 is ARV Assisted Living, Inc., ("ARVAL" or "General Partner"), which serves as General Partner. During fiscal year 2000, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David
P. Collins (collectively known as "special limited partners") elected to become special limited partners of ARVP II. Therefore, as of March 7, 2001 an amendment to our Certificate of Limited Partnership was filed with the State of California indicating that ARVAL is our only general partner. Our General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to ARVP II limited partners' rights to approve or disapprove of the sale of substantially all of our assets.

     On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price of $720 per unit. Prior to the tender offer ARVAL owned 110 units. At the close of the tender offer on June 21, 1996, holders of approximately 15,524 units tendered their units representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,164 units tendered their units representing approximately 6.2% of all units. During 1997, ARVAL acquired 525 additional limited partnership units at a net cash price of approximately $720 per unit. As of December 31, 2001, ARVAL owns 18,323 units or approximately 52.3% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

THE ASSISTED LIVING MARKET

     Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and healthcare designed to respond to the individual needs of the senior population who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

     We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain healthcare costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities provide. Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

     Aging Population. The primary consumers of long-term healthcare services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 35 million people. That number is projected to grow to 20% of the total population, or 70 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 4.4 million and is projected to increase to 8.9 million by the year 2030.

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

     Cost Containment Pressures of Health Reform. In response to rapidly rising healthcare costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

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

OUR ASSISTED LIVING SERVICES

     We provide services and care that are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

o Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional healthcare or medical services may be provided at the community by a third party home healthcare agency or other medical provider. The care plan is reviewed and modified on a regular basis.

o Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

     --   meals in a communal, "home-like" setting;
     --   housekeeping;
     --   linen and laundry service;
     --   social and recreational programs;
     --   utilities; and
     --   transportation in a van or minibus.

          Other care services can be provided under the basic package based upon the individual's personalized healthcare plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market.

o Additional Services. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health that is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

     --   Medication management;
     --   Assistance with dressing and grooming;
     --   Assistance with showering;
     --   Assistance with continence;
     --   Escort services;
     -- Status checks related to a recent hospitalization, illness, history of falls; and
     --   Special nutritional needs and assistance with eating.

     In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staff provide personalized care and specialized activity programs and oversee the medication regimens.

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

     On a same community basis the average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,314 from $2,125 for the year ended December 31, 2001 and 2000, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which we may increase rates. Because we must provide advance notice of rate increases, generally at least 30 days, increases may lag behind increases in operating expenses.

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

     o home healthcare agencies to provide services the community cannot provide;

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

FACTORS AFFECTING FUTURE RESULTS AND FORWARD LOOKING STATEMENTS

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

     We have experienced growth through the development and acquisition of ALCs and by acquiring property for the development of new ALCs. Certain risks are inherent with the execution of the acquisition and operating of ALCs. These risks include, but are not limited to:

     o our ability to access capital necessary for operations and acquisition;

     o    dependence on the availability of adequate capital;

     o    governmental regulation;

     o    our ability to meet our indebtedness and leases;

     o    competition; and

     o    risks common to the assisted living industry.

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

     Our estimated capital expenditure needs for the next 12 months are $0.9 million. As of December 31, 2001, we had $4.4 million in cash and cash equivalents. This means we have cash and cash equivalents to meet our estimated capital expenditure needs for the next 12 months. If, however our capital expenditures and operational costs exceed our projections, we may have to obtain significant additional financing. There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

COMPETITION

     We operate in over ten separate markets. Competition to increase or maintain high occupancies is significant with numerous other companies representing national, regional, and local fragmented ownership. No one competitor tends to have a dominant market share within our niche. For the most part we have created a market niche based on mid-range pricing and compete on quality of service, services offered, reputation, location, and market longevity. However, in select markets we enjoy market dominance due to multiple locations in a single market. We are continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

     The healthcare industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Currently, competition includes family members providing care at home; numerous local, regional and national providers of retirement, assisted living and long-term care whose facilities and services range from home-based healthcare to skilled nursing facilities; and acute care hospitals. In addition, we believe that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of our competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to us.

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

GOVERNMENT REGULATION

     Assisted Living. Healthcare is subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. However, we are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and localities where we operate or intend to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, healthcare reforms that could impose additional regulations on us or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living, home healthcare, skilled nursing or healthcare industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or our results of operations of the company.

     SSI Payments. A portion of our revenue comes from residents who receive SSI payments. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. Approximately 4% of our residents are SSI residents. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

INDEBTEDNESS AND LEASES

     We have financed and may continue to finance, the acquisition of ALCs through a combination of loans and leases. As of December 31, 2001, we had outstanding consolidated fixed rate indebtedness of $42.0 million. The fixed interest rates are ranging from 7.25% to 8.06%. We will devote a portion of our cash flow to debt service. There is a risk that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

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

     Obtaining Residents and Maintaining Rates. For the year ended December 31, 2001, our ALCs had an average combined occupancy rate of 89.6%. Occupancy may drop in our ALCs, primarily due to:

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

     Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When we acquire land for development or existing facilities, we typically obtain environmental reports on the properties as part of our due diligence in order to lessen our risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner's liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with healthcare REITs and other landlords of facilities, we typically enter into environmental indemnity agreements in which we agree to indemnify the landlord against all risk of environmental liability, both during the term of the lease and beyond. In connection with the ownership or operation of our properties or those, we could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

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

     Geographic Concentration. All of our ALCs are located in California. The market value of these ALCs and the income generated from the properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in California, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

     Insurance. We believe that we maintain adequate insurance policies, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of our insurance, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must renew our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry and those remaining have increased premiums and deductibles substantially.

 ITEM 2. PROPERTIES

     The following table sets forth, as of December 31, 2001, the location, the date on which operations commenced the number of units, and our interest in our ALCs.


                                                      OPERATIONS
          COMMUNITY                 LOCATION           COMMENCED      UNITS     INTEREST
          ---------                 --------           ---------      -----     --------
Retirement Inn of Burlingame     Burlingame, CA           1989          67      Fee-Owned
Retirement Inn of Campbell       Campbell, CA             1989          71      Fee-Owned
                                                                                Fee-Owned,  subject to ground  lease
Covina Villa                     Covina, CA               1988          63      through July 1, 2037

Retirement Inn of Daly City      Daly City, CA            1989          95      Fee-Owned
Retirement Inn of Fremont        Fremont, CA              1989          68      Fee-Owned
Retirement Inn of Fullerton      Fullerton, CA            1989          68      Fee-Owned
Montego Heights Lodge            Walnut Creek, CA         1989         163      Fee-Owned
Retirement Inn of Sunnyvale      Sunnyvale, CA            1989         120      Fee-Owned
Valley View Lodge                Walnut Creek, CA         1989         125      Fee-Owned
                                                                                Leased, lease termination of
                                                                                November 22, 2007 with an
Inn at Willow Glen               San Jose, CA             1989          83      additional 10 year option


ITEM 3. LEGAL PROCEEDINGS

During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. Subsequent to year-end, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration.

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

     As of March 20, 2001, there were approximately 1,728 Unit Holders of record owning 35,019.88 units. For the years ended December 31, 2001, 2000, and 1999, we made limited partner distributions of $14.13 per unit, $2.12 per unit, and $502.32 per unit, respectively. The return of capital for the years ended December 31, 2001, 2000, and 1999 was $0.00 per unit, $2.12 per unit, and $461.33 per unit, respectively. There were distributions of earnings for the years ended December 31, 2001, 2000, and 1999 of $14.13 per unit, $0.00 per unit, and $40.99 per unit, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data as of the end and for each of our last five fiscal years. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.

                                    2001         2000       1999       1998      1997
                                  -------      -------    -------    -------    -------
                                            (IN THOUSANDS EXCEPT UNIT DATA)
Revenue                           $23,447      $21,316    $20,876    $19,599    $19,044

Net income (loss)                     985         (687)     1,435      1,813      2,878

Net income (loss)
   (per   limited   partner
unit)                               27.85       (19.42)     40.99      51.25      81.35
Total assets                       41,568       39,556     38,543     21,836     21,929
Partners' capital (deficit)        (3,171)      (3,656)    (2,895)    13,439     13,523
Notes payable                      42,024       41,226     39,545      6,170      6,403

Per limited partner unit:

Distributions of earnings           14.13         0.00      40.99      51.25      45.24
Distributions - return of
  capital                            0.00         2.12     461.33       2.38         --
Total distributions (per
   Limited partner unit)            14.13         2.12     502.32      53.63       45.24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

     Carrying Value of real estate. Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements................  27.5 to 35 years
     Leasehold property and improvements.......  Lease term
     Furniture, fixtures and equipment.........  3 to 7 years

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

LIQUIDITY

     On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. During 2001, net cash provided by operating activities was approximately $3.7 million compared to net cash provided by operating activities of approximately $0.2 million and $3.7 million for 2000 and 1999, respectively.

     Given the age of the ALCs (ages range from 13 to 25 years with an average age of 21.5 years), our General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs. We expect to fund repairs and improvements primarily from our operating cash flow. As a result of the planned renovations, our General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. Our General Partners expect that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

     During 2001, net cash used in investing activities was $1.3 million compared to $1.1 million and $16.1 million for 2000 and 1999, respectively. The decrease from 1999 to 2000 was primarily a result of the 1999 purchase of our landlords' interests in four previously leased assisted living communities and capital expenditures required to qualify for the refinancing. In addition, investing activities included property improvements and the purchase of furniture, fixtures and equipment.

     During 2001, net cash used by financing activities was $0.2 million compared to net cash provided by financing activities of $1.1 million in 2000 and $13.5 million for 1999. The principal components for 2001 were:

     o Refinancing of 4 owned properties, as part of the $12.4 million proceeds from notes payable offset by
     o    principal repayments of $11.6 million for loans;
     o    loan fees and mortgage insurance of $0.5 million; and
     o    distributions to partners of $0.5 million.

     On June 28, 1999, we had previously obtained financing on the eight owned communities in an aggregate principal amount of $39.2 million at a rate of interest of 9.15% with a maturity date of June 28, 2001. As part of the loan requirements, we created a wholly-owned subsidiary, Retirement Inns II, LLC, as a special purpose entity. The loan term was for 24 months and was secured by the various properties; in addition, our General Partner was a limited guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans were due June 2001. As described in more detail in the following paragraph, four of the loans were refinanced during the year ended December 31, 2000 with 35-year loans at between 8.00 to 8.06%. During the year of 2001, four additional loans have been refinanced with 35-year loans at interest rates between 7.25% to 7.79%.

     Our General Partner's Board of Directors approved the refinancing of 8 owned ALCs in March 2000. Four of the refinancings were completed by December 31, 2000, the refinancing of the remaining four communities was completed during 2001. We choose to refinance to:

     o    take advantage of lower fixed interest rates available at the time;
          and
     o    extend maturities to 35 years.

     Due to a failed financing in 1998, in October 1998 we paid a lender approximately $1.3 million of fees for an interest rate lock and $0.1 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999 and $0.2 million in June 2000 as full and final settlement. We included the amounts received in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999.

     Our General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from our operations or sale of properties. Our General Partner believes that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates. We have notes payable of approximately $42.0 million as of December 31, 2001, which mature in 35 years.

CAPITAL RESOURCES

     During 2001, we continued our refurbishment program in order to repair, maintain and physically improve the ten ALCs. These refurbishments were funded with cash flow from operations. We expect to continue the refurbishment program and expect that the funds for these improvements should be available from operations, cash on hand or other financing alternatives. Our estimated capital needs for acquisitions and development over the next 12 months is $0.9 million. Other than as disclosed above, there are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000


(DOLLARS IN MILLIONS)                                                                 Increase/
                                                            2001           2000       (decrease)
                                                        -------------- -------------- ----------
Revenue:
  Assisted living community revenue.................     $   22.9       $   20.9          9.57%
  Interest and other revenue........................          0.5            0.4         25.00%
                                                         --------       --------       --------
          Total revenue.............................         23.4           21.3          9.86%
                                                         --------       --------       --------
Costs and expenses:
  Assisted living operating expenses................         14.9           13.9          7.19%
  General and administrative........................          1.1            0.6         83.33%
  Communities rent..................................          0.4            0.4          0.00%
  Depreciation and amortization.....................          1.5            2.3       (34.78)%
  Property taxes....................................          0.6            0.7        (0.14)%
  Advertising.......................................          0.2            0.4       (50.00)%
  Interest..........................................          3.6            3.4          5.88%
                                                         --------       --------       --------
          Total costs and expenses..................         22.3           21.7          3.23%
                                                         --------       --------       --------

Income (loss) before income tax and extraordinary item        1.1           (0.4)       375.00%

Extraordinary  loss from write-off of loan fees due to
refinancing.........................................         (0.1)          (0.3)      (66.67)%
                                                         ---------      ---------     --------
          Net income (loss).........................     $    1.0       $   (0.7)       242.86%
                                                         ========       =========      ========

     The increase of $2.0 million, or 9.57%, in assisted living community revenue is primarily attributable to:

     o the increase in average rate per occupied unit to $2,314 for the year ended December 31, 2001 as compared with $2,132 for the year ended December 31, 2000;
     o the increase in average occupancy to 89.6% for the year ended December 31, 2001 as compared with 88.8% for the year ended December 31, 2000; and
     o the increase in assisted living penetration to 54.6% for the year ended December 31, 2001 compared with 53.6% for the year ended December 31, 2000.

     The increase in assisted living operating expenses of $1.0 million, or 7.19%, is primarily attributable to:

     o    increased wages of staff ;
     o increased payroll costs including incentive programs, medical insurance and worker's compensation;
     o    increased utilities cost;
     o    increased management fees as a result of an increase in revenue;
          offset by
     o decreased variable expenses and purchased services as the result of cost control efforts.

     The increase in general and administrative costs of $0.5 million, or 83.3%, is primarily attributable to:

     o increased legal expense due to a lawsuit settlement at one of our ALCs;
     o    increased property general liability insurance; and
     o    increased accounting and consulting fees.

The decrease in depreciation and amortization of $0.8 million, or 34.8%, is primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

The decrease in advertising expenses of $0.2 million, or 50.0%, is primarily due to the reduction in promotions and printed materials and their replacement with employee referral programs and move-in bonus programs.

      The increase in interest expenses of $0.2 million, or 5.88%, is primarily attributable to:

     o    the higher balances of mortgages as the result of refinancing;
     o the mortgage insurance expense incurred on the new refinanced loans; offset by
     o    lower interest rates; and
     o a recovery of $228,000 of interest rate lock and commitment fees in June 2000 that relate to failed refinancing of certain notes payable in 1998.

The extraordinary loss of $0.1 million is the result of the write off of loan fees due to the refinancing of three properties in December 2001.

THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999


(DOLLARS IN MILLIONS)                                                                 Increase/
                                                           2000           1999       (decrease)
                                                         --------       --------     ----------
Revenue:
  Assisted living community revenue.................     $   20.9       $   20.4          2.5%
  Interest and other revenue........................          0.4            0.5        (13.7)%
                                                         --------       --------       -------
          Total revenue.............................         21.3           20.9          2.1%
                                                         --------       --------       -------
Costs and expenses:
  Assisted living operating expenses................         13.9           12.8          9.2%
  General and administrative........................          0.6            1.0        (36.3)%
  Communities rent..................................          0.4            0.6        (36.7)%
  Depreciation and amortization.....................          2.3            1.8         27.5%
  Property taxes....................................          0.7            0.6         16.6%
  Advertising.......................................          0.4            0.2         66.1%
  Interest..........................................          3.4            2.5         36.6%
                                                         --------       --------       -------
          Total costs and expenses..................         21.7           19.5         11.5%
                                                         --------       --------       -------

Income (loss) before income tax and extraordinary item       (0.4)           1.4       (125.6)%
Extraordinary  loss from write-off of loan fees due to
refinancing, net of income tax......................         (0.3)            --        100.0%
                                                         --------       --------       -------
          Net income (loss).........................     $   (0.7)      $    1.4       (147.9)%
                                                         ========       ========       =======

     The increase of $0.5 million, or 2.5%, in assisted living community revenue is primarily attributable to:

     o the increase in average rate per occupied unit to $2,132 for the year ended December 31, 2000 as compared with $2,066 for the year ended December 31, 1999, partially offset by;
     o the decrease in assisted living penetration to 53.6% for the year ended December 31, 2000 compared with 56.8% for the year ended December 31, 1999.

     The increase in assisted living operating expenses of $1.1 million, or 9.2%, is primarily attributable to inflationary increases resulting in:

     o    increased wages of staff ;
     o increased payroll costs including incentive programs, insurance and worker's compensation; and
     o    normal operating expense increases.

     The decrease in general and administrative costs of $0.4 million, or 36.3%, is primarily attributable to:

     o a reduction of administration fees paid to our managing general partner; and
     o    a reduction of expenses due to cost-cutting efforts.

The decrease in communities rent of $0.2 million, or 36.7%, is primarily due to the purchase, during March 1999, of four previously leased communities.

       The increase in depreciation and amortization of $0.5 million, or 27.5%, is primarily attributable to:

     o increase in amortization of loan fees related to the refinancing in June 1999 of the eight owned properties; and
     o    the purchase of four previously leased communities in March of 1999.

The increase in property taxes of $0.1 million, or 16.6%, is primarily due to higher property valuations.

The increase in advertising expenses of $0.2 million, or 66.1%, is primarily due to more aggressive advertising due to increased competition in the Assisted Living market.

     The increase in interest expense of $0.9 million, or 36.6%, is primarily attributable to:

     o    the acquisition in March 1999 of four ALCs previously leased;
     o the refinancing in June 1999 of eight owned properties; partially offset by
     o a recovery of $228,000 of interest rate lock and commitment fees in June 2000 related to the failed refinancing of certain notes payable in 1998.

The extraordinary loss of $0.3 million is the result of the write-off of loan fees due to the refinancing of four properties in December 2000.

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

     Less than 1% of our total assets and total contract revenues as of and for the periods ended December 31, 2001 and 2000 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Report of Independent Auditors are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

     As an entity, we have no directors or executive officers. Our general partner is ARVAL. As general partner, ARVAL is responsible for all management decisions. Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David
P. Collins elected to be converted from general partners to special limited partners during the fiscal year of 2000. An amendment to our Certificate of Limited Partnership has been filed with the State of California as of March 7, 2001.

The following table sets forth-certain information regarding the executive officers and directors of our General Partner


      Name                       Age                 Title
      ----                       ---                 -----
Douglas M. Pasquale               47                 Chairman of the Board and
                                                     Chief Executive Officer
Abdo H. Khoury                    52                 President and Chief
                                                     Financial Officer
Maurice J. Dewald                 61                 Director
David P. Collins                  64                 Director
John A. Moore                     40                 Director


EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

DOUGLAS M. PASQUALE, age 47, joined ARVAL as chief operating officer on June 1, 1998, and was named a Director in October 1998 and chairman in December of 1999. Prior to joining ARVAL, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

ABDO H. KHOURY, age 52, was appointed senior vice president and chief financial officer of ARVAL on March 30, 1999. On January 1, 2001 Mr. Khoury was promoted to President and retained the position of chief financial officer of ARVAL. Previously he had served ARVAL as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to ARVAL in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DIRECTORS OF ARVAL

For a description of Mr. Pasquale, please see above.

MAURICE J. DEWALD, age 61, is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

DAVID P. COLLINS, age 64, has served ARVAL in several capacities since 1981. He is a past president of ARV Assisted Living International, Inc., a wholly-owned subsidiary of ARVAL. From 1985 to January 1998, Mr. Collins was a senior vice president of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently serves as a director of ARVAL.

JOHN A. MOORE, age 40, is a Principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he has served as an Executive Vice President and Chief Financial Officer from 1996. Previously, he worked with Olympia and York as Senior Vice President, Finance. Mr. Moore joined Olympia and York in 1988.

ITEM 11. EXECUTIVE COMPENSATION

As an entity, we have no officers or directors. We are managed by our General Partner. We compensate our General Partner as set forth in the table below. Please note that during the fiscal year 2000 the Special Limited Partners were general partners of ARVP II and, as such, were entitled to compensation set forth below.

Acquisition Fees
(ARV Assisted Living, Inc.)       A property acquisition fee of 2% of Gross
                                  Offering Proceeds (as defined in the ARVP II
                                  Partnership Agreement) to be paid for services in connection with the selection and purchase of Projects and related negotiations. In addition, a development, processing and renovation fee of 5.5% of Gross Offering
                                  Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing ALCs and the development, processing or construction of
                                  Projects we have developed. There were no property acquisition fees or development, processing and renovation fees for the years ended December 31, 2001, 2000 and 1999.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)       Rent-up and staff training fees of 4.5% of the
                                  Gross Offering Proceeds allocated to each specific acquired or developed Project. Such fees will be paid for services in connection with the opening and initial operations of the Projects including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ended December 31, 2001, 2000 and 1999.

Property Management Fees
(ARV Assisted Living, Inc.)       A property management fee of 5% of gross
                                  revenue is paid for managerial services
                                  including general supervision, hiring of onsite management personnel employed by ARVAL, renting of units, installation and provision of food service, maintenance, and other operations. For the years ended December 31, 2001, 2000, and 1999, the property management fee amounted to $1,163,000, $1,056,000, and
                                  $1,037,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)       A partnership management fee of 10% of cash
                                  flow before distributions is paid for
                                  implementing our business plan and supervising and managing our affairs including general administration and coordination of legal, audit, tax, and insurance matters. For the years ended December 31, 2001, 2000, and 1999, our partnership management fee amounted to $246,000, $246,000, and $348,000, respectively.

Sale of Partnership Projects
(General Partners)                The ARVP II Limited Partnership Agreement
                                  permits payment in the form of real estate commissions to the General Partner or its Affiliates. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the years ended
                                  December 31, 2001, 2000, and 1999, no real
                                  estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)       ARVAL is entitled to receive 15% of the
                                  proceeds of sale or refinancing of assets of the partnership subordinated to a return to the limited partners of Initial Capital
                                  Contributions (as defined in the ARVP II,
                                  Partnership Agreement) plus an 8%-10%
                                  (depending on the timing of the limited
                                  partners' investment) per annum cumulative, but not compounded, return thereon from all sources. For the years ended December 31, 2001, 2000 and 1999, no incentive compensation was earned.

Partnership Interest
(General Partners)                1% of all items of capital, profit or loss,
                                  and liquidating Distributions, subject to a capital account adjustment, are paid to our General Partners.

Reimbursed Expenses
(General Partners)                All of our expenses are billed directly to and
                                  paid by us. Our General Partners may be
                                  reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by us. Our General Partner is reimbursed for administrative services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount that we would be required to pay to independent parties for comparable administrative services in the same geographic location. Total reimbursements to
                                  ARVAL amounted to $9.8 million, $10.3 million, and $9.4 million for the years ended December
                                  31, 2001, 2000, and 1999, respectively.


See also Footnote 3 of Notes to Financial Statements (Transactions with Affiliates).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                     NAME AND ADDRESS OF        AMOUNT AND NATURE OF  PERCENT OF
   TITLE OF CLASS     BENEFICIAL OWNER          BENEFICIAL OWNERSHIP     CLASS
   --------------    -------------------------  --------------------  ----------
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

     Conflicts of interest exist to the extent that ALCs owned or operated compete, or are in a position to compete, for residents, general managers or key employees with ALCs owned or operated by our General Partners and affiliates in the same geographic area. Our General Partners seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any ALC.

     Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time we do. Our General Partner seeks to reduce any such conflicts by making prospective purchasers aware of all ALCs available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     o    Independent Auditors' Report;
     o    Balance Sheets - December 31, 2001 and 2000;
     o    Consolidated Statements of Operations - Years Ended December
          31, 2001, 2000, and 1999;
     o Consolidated Statements of Partners' Capital - Years Ended December 31, 2001, 2000 and 1999;
     o Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999;
     o    Notes to Financial Statements; and
     o Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 2001.

(b) Reports on Form 8-K. The Registrant did not file any 8-K reports during the last quarter of 2001.

(c)  Exhibits

A.   EXHIBITS


    Exhibit 10.1           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC
    Exhibit 10.4           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.5           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.6           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.7           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.8           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.9           Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.10          Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.11          Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC
    Exhibit 10.12          Letter Agreement as to the Loans in the aggregate amount of  $39,703,100 from Banc One Capital
                           Funding Corporation to Retirements Inns II
    Exhibit 10.15          Note and Agreement as to Retirement Inns II, LLC
    Exhibit 10.75          Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.76          Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.77          Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance
    Exhibit 10.78          Regulatory  Agreement for U.S.  Department of Housing  Multifamily  Housing  Projects  between ARV
                           Burlingame, L.P. and Secretary of Housing and Urban Development
    Exhibit 10.79          Regulatory  Agreement  Nursing Homes Projects  between ARV  Burlingame,  L.P. and Federal  Housing
                           Commissioner
    Exhibit 10.80          Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.81          Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.82          Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance
    Exhibit 10.83          Regulatory  Agreement for U.S.  Department of Housing  Multifamily  Housing  Projects  between ARV
                           Campbell, L.P. and Secretary of Housing and Urban Development
    Exhibit 10.84          Regulatory  Agreement  Nursing  Homes  Projects  between ARV  Campbell,  L.P. and Federal  Housing
                           Commissioner
    Exhibit 10.85          Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.86          Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.87          Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance
    Exhibit 10.88          Regulatory  Agreement for U.S.  Department of Housing  Multifamily  Housing  Projects  between ARV
                           Sunnyvale, L.P. and Secretary of Housing and Urban Development
    Exhibit 10.89          Regulatory  Agreement  Nursing Homes  Projects  between ARV  Sunnyvale,  L.P. and Federal  Housing
                           Commissioner
    Exhibit 10.90          Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.91          Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance
    Exhibit 10.92          Regulatory  Agreement for U.S.  Department of Housing  Multifamily  Housing  Projects  between ARV
                           Valley View, L.P. and Secretary of Housing and Urban Development



    Exhibit 10.93          Regulatory  Agreement  Nursing Homes Projects  between ARV Valley View,  L.P. and Federal  Housing
                           Commissioner
    Exhibit 10.94          Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.95          Allonge #1 to Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.96          Deed of Trust between ARV Daly City, L.P. and Fidelity National Title Insurance.
    Exhibit 10.97          Regulatory  Agreement for U.S.  Department of Housing  Multifamily  Housing  Projects  between ARV
                           Daly City, L.P. and Secretary of Housing and Urban Development.
    Exhibit 10.98          Regulatory  Agreement  Nursing  Homes  Projects  between ARV Daly City,  L.P. and Federal  Housing
                           Commissioner.
    Exhibit 10.99          Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.100         Allonge #1 to Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc.
    Exhibit 10.101         Deed of Trust between ARV Fremont, L.P. and Fidelity National Title Insurance.
    Exhibit 10.102         Regulatory  Agreement for U.S.  Department of Housing  Multifamily  Housing  Projects  between ARV
                           Fremont, L.P. and Secretary of Housing and Urban Development.
    Exhibit 10.103         Regulatory  Agreement  Nursing  Homes  Projects  between ARV  Fremont,  L.P.  and Federal  Housing
                           Commissioner.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.


                                       ARV ASSISTED LIVING, INC.



                                       By:        /s/ DOUGLAS M. PASQUALE
                                           -------------------------------------
                                                    Douglas M. Pasquale
                                                  Chief Executive Officer


Date: March 29, 2002


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


                     SIGNATURE                                         TITLE                                    DATE
                     ---------                                         -----                                    ----


            /s/   DOUGLAS M. PASQUALE                    Chief Executive Officer                             March 29, 2002
-----------------------------------------------------
                  Douglas M. Pasquale                    (Principal Executive Officer)

            /s/     ABDO H. KHOURY                       President and Chief Financial Officer               March 29, 2002
-----------------------------------------------------
                    Abdo H. Khoury                       (Principal Financial & Accounting Officer)

            /s/      JOHN A. MOORE                       Director                                            March 29, 2002
-----------------------------------------------------
                     John A. Moore

            /s/    DAVID P. COLLINS                      Director                                            March 29, 2002
-----------------------------------------------------
                   David P. Collins

            /s/    MAURICE J. DEWALD                     Director                                            March 29, 2002
-----------------------------------------------------
                   Maurice J. DeWald


                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                        Financial Statements and Schedule

                                Items 8 and 14(a)

                        December 31, 2001, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

                   Index to Financial Statements and Schedule

                                                                                           PAGE
                                                                                           ----
Independent Auditors' Report                                                                23

Consolidated Balance Sheets - December 31, 2001 and 2000                                    24

Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999        25

Consolidated  Statements of Partners'  Capital  (Deficit) - Years ended December 31, 2001,  26
2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999        27

Notes to Consolidated Financial Statements                                                  28

Schedule

Real Estate and Related Accumulated Depreciation and Amortization -
     December 31, 2001                                                                      Schedule III


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              /s/KPMG LLP

Orange County, California
March 15, 2002

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                          (In thousands, except units)

                          ASSETS                               2001      2000
                                                             --------   -------
Properties, at cost:
   Land                                                      $ 11,453   $ 11,453
   Buildings and improvements, less accumulated
   depreciation of $9,009 and $8,120 in 2001 and 2000,
   respectively                                                20,018     20,157
 Leasehold property and improvements, less accumulated
    depreciation of $1,311 and $1,274 in 2001 and 2000,
    respectively                                                  352        222
 Furniture, fixtures and equipment, less accumulated
    depreciation of $1,384 and $1,497 in 2001 and 2000,
    respectively                                                1,260      1,190
                                                             --------   --------
         Net properties                                        33,083     33,022

Cash                                                            4,416      2,177

Other assets, including impound accounts of $2,628 and
    $2,974 in 2001 and 2000, respectively                       4,069      4,357
                                                             --------   --------
                                                             $ 41,568   $ 39,556
                                                             ========   ========

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
   Notes payable                                             $ 42,024   $ 41,226
   Accounts payable                                               208        341
   Accrued expenses                                             2,233      1,491
   Amounts payable to affiliate                                   236        129
   Distributions payable to Partners                               38         25
                                                             --------   -------
         Total liabilities                                     44,739     43,212
                                                             --------   --------
Commitments and contingencies

Partners' capital (deficit):
   General partners                                                 1          1
   Special limited partners                                       115        111
   Limited partners, 35,020 units authorized,
     issued and outstanding                                    (3,287)    (3,768)
                                                             ---------  --------
         Total partners' capital (deficit)                     (3,171)    (3,656)
                                                             ---------  --------
                                                             $ 41,568   $ 39,556
                                                             ========   ========


          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999

                     (In thousands, except amounts per unit)

                                                                  2001      2000      1999
                                                                --------  --------  ------
Revenues:
   Rent                                                         $ 19,034  $ 17,242  $16,411
   Assisted living                                                 3,929     3,685    4,014
   Interest                                                          175       190      141
   Other                                                             309       199      310
                                                                --------  --------  -------
     Total revenues                                               23,447    21,316   20,876
                                                                --------  --------  -------
Costs and expenses:
   Rental property operations (including $7,699, $6,630,
   and $6,044 related to affiliates in 2001, 2000,
   and 1999, respectively)                                        12,108    11,293   10,375
   Assisted living (including $2,802, $2,628 and $2,311
   related to affiliates in 2001, 2000, and 1999,
    respectively).                                                 2,802     2,654    2,402
   General and administrative  (including $534, $246,
   and $607 related to affiliates in 2001, 2000 and
   1999, respectively)                                             1,121       639    1,004
   Communities rent                                                  376       357      563
   Depreciation and amortization                                   1,512     2,298    1,802
   Property taxes                                                    658       711      610
   Advertising                                                       236       361      217
   Interest                                                        3,583     3,370    2,468
                                                                --------  --------  -------
     Total costs and expenses                                     22,396    21,683   19,441
                                                                --------  --------  -------
Income (loss) from operations before income tax expense
and extraordinary item                                             1,051      (367)   1,435
Income tax expense                                                    10        10       --
                                                                --------  --------  -------
Income (loss) from operations before  extraordinary item           1,041      (377)   1,435

Extraordinary loss from write-off of loan fees due to
   refinancing                                                        56       310       --
                                                                --------  --------  -------
     Net income (loss)                                          $    985  $   (687) $ 1,435
                                                                ========  ========  =======
Net income (loss) per limited partner unit                      $  27.85  $ (19.42) $ 40.99
                                                                ========  ========  =======


          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

             Consolidated Statements of Partners' Capital (Deficit)

                  Years ended December 31, 2001, 2000 and 1999

                     (In thousands, except amounts per unit)

                                                                                               TOTAL
                                                                     SPECIAL                 PARTNERS'
                                                         GENERAL     LIMITED     LIMITED      CAPITAL
                                                         PARTNERS    PARTNERS    PARTNERS    (DEFICIT)
                                                         --------    --------    --------    ---------
Balance at December 31, 1998                                  282          --      13,157      13,439

Distribution to partners ($502.32 per limited
   partner unit)                                             (177)         --     (17,592)    (17,769)

Net income                                                     14          --       1,421       1,435
                                                         --------    --------    --------    --------

Balance at December 31, 1999                                  119          --      (3,014)     (2,895)

Change in status of general partners to special
   limited partners                                          (118)        118          --          --

Distribution to partners ($2.12 per limited
   partner unit)                                               --          --         (74)        (74)

Net loss                                                       --          (7)       (680)       (687)
                                                         --------    --------    --------    --------

Balance at December 31, 2000                                    1         111      (3,768)     (3,656)

Distribution to partners ($14.13 per limited
   partner unit)                                               --          (5)       (495)       (500)

Net income                                                     --           9         976         985
                                                         --------    --------    --------    --------
Balance at December 31, 2001                             $      1    $    115    $ (3,287)   $ (3,171)
                                                         ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                       2001        2000        1999
                                                     --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                 $    985    $   (687)   $  1,435
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                     1,512       2,298       1,802
      Extraordinary loss from write-off of loan
         fees due to refinancing                           56         310          --
      Change in assets and liabilities:
         (Increase) decrease in other assets              434      (1,843)        319
         Increase in accounts payable and accrued
            expenses                                      609         236         315
         Increase (decrease) in amounts payable to
            affiliate                                     107        (161)       (149)
                                                     --------    --------    --------
            Net cash provided by operating
               activities                               3,703         153       3,722
                                                     --------    --------    --------
Cash flows used in investing activities:
   Capital expenditures                                (1,294)     (1,111)     (1,647)
   Purchase of previously leased communities               --          --     (14,692)
   Refund of purchase deposit, net                          3          (3)        199
                                                     --------    --------    --------
      Net cash used in investing activities            (1,291)     (1,114)    (16,140)
                                                     --------    --------    --------
Cash flows from financing activities:
   Principal repayments on notes payable              (11,636)    (28,096)    (21,006)
   Proceeds from notes payable                         12,434      29,778      54,381
   Loan fees                                             (484)       (488)     (1,640)
   Distributions paid                                    (487)        (58)    (18,268)
                                                     --------    --------    --------
      Net cash provided by (used in) financing
         activities                                      (173)      1,136      13,467
                                                     --------    --------    --------
      Net increase in cash                              2,239         175       1,049
Cash at beginning of year                               2,177       2,002         953
                                                     --------    --------    --------
Cash at end of year                                  $  4,416    $  2,177    $  2,002
                                                     ========    ========    ========
Supplemental disclosure of cash flow information -
   cash paid during the year for interest            $  3,169    $  3,811    $  2,208
                                                     ========    ========    ========

Supplemental disclosure of noncash financing
   activities:
   Distributions accrued to partners                 $     38    $     25    $      8
                                                     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

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


CARRYING VALUE OF REAL ESTATE

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

       Buildings and improvements....................    27.5 to 35 years
       Leasehold property and improvements...........    Lease term
       Furniture, fixtures and equipment.............    3 to 7 years

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


IMPOUND ACCOUNTS

     The U.S. Department of Housing and Urban Development ("HUD") insures the financing on certain of our properties. HUD holds certain of our funds in impound accounts for payment of property taxes, insurance and future property improvements (replacement reserves) on these properties. We include these impound accounts in other assets.

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

     Following are our assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for Federal income tax reporting purposes at December 31 (in thousands):

                                        2001                      2000
                                ---------------------     ---------------------
                                 GAAP          TAX         GAAP          TAX
                                 BASIS       BASIS(1)      BASIS       BASIS(1)
                                -------     ---------     -------     ---------
Total assets                    $41,568      $43,864      $39,556      $42,810
                                =======      =======      =======      =======
Total liabilities               $44,739      $44,739      $43,212      $46,466
                                =======      =======      =======      =======

     Following are the differences between the financial statement and tax return income (in thousands):

                                                    2001       2000      1999
                                                  -------    -------    -------
Net income (loss) per financial statements         $  985     $ (687)    $1,435
Guaranteed payments to partners(1)                  1,410      1,302      1,572
Depreciation differences on property(1)              (439)      (398)      (157)
Amortization  differences  on intangible
   assets(1)                                           40         36       (262)
Other(1)                                              455        (69)       174
                                                   ------     ------     ------
Taxable income per Federal tax return(1)           $2,451     $  184     $2,762
                                                   ======     ======     ======

---------------
(1)  Unaudited

NET INCOME (LOSS) PER LIMITED PARTNER UNIT

     We based net income (loss) per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the years ended December 31, 2001, 2000 and 1999.

RECLASSIFICATIONS

     We have reclassified certain prior period amounts to conform to the December 31, 2001 presentation.

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

     Our General Partner is ARV Assisted Living, Inc. ("ARVAL"), a Delaware corporation, and the individual special limited partners are John A. Booty, John
S. Jason, Gary L. Davidson and Tony Rota. Our General Partner and special limited partner are not required to make capital contributions to the Partnership.

     Profits and losses for financial and income tax reporting purposes shall be generally allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners. Cost recovery deductions for each year are allocated 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners who are taxable investors.

     Cash available for distribution from operations, which is determined at the sole discretion of our General Partner, is to be distributed 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners.

     Upon any sale, refinancing or other disposition of our real properties, distributions are to be made, 0.01% to our General Partner, 0.99% to our Special Limited Partners and 99.00% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% split between our General Partner and Special Limited Partners according to their partnership interests and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets we own are to be distributed in accordance with positive capital account balances.


(3)  TRANSACTIONS WITH AFFILIATES

     Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues amounting to $1,163,000, $1,056,000, and $1,037,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, we pay a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $246,000, $246,000, and $348,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

     We reimburse ARVAL for certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses they pay on our behalf. The total reimbursements to ARVAL are included in rental property operations, assisted living and general and administrative expenses in the accompanying statements of operations and amounted to $9.8 million, $10.3 million, and $9.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Prior to 1995, we paid our General Partner an investment advisory fee for services rendered with respect to property acquisitions up to a maximum of 2% of the gross offering proceeds. In addition, our General Partner was entitled to a development and processing fee of a maximum of 5.5% of gross offering proceeds allocated to a particular project. Investment advisory and development and processing fees were capitalized to properties to the extent that gross offering proceeds were allocated to the respective properties acquired.

     Amounts payable to affiliates at December 31, 2001 and 2000 include expense reimbursements and accrued property management and partnership management fees.


(4)  PROPERTIES

     The following table sets forth, as of December 31, 2001, the location, the date on which operations commenced and number of units in the property.

                                                       OPERATIONS
COMMUNITY                           LOCATION            COMMENCED       UNITS
---------                           --------            ---------    ----------
Retirement Inn of Burlingame        Burlingame, CA        1989          67
Retirement Inn of Campbell          Campbell, CA          1989          71
Covina Villa                        Covina, CA            1988          63
Retirement Inn of Daly City         Daly City, CA         1989          95
Retirement Inn of Fremont           Fremont, CA           1989          68
Retirement Inn of Fullerton         Fullerton, CA         1989          68
Montego Heights Lodge               Walnut Creek, CA      1989         163
Retirement Inn of Sunnyvale         Sunnyvale, CA         1989         120
Valley View Lodge                   Walnut Creek, CA      1989         125
Inn at Willow Glen                  San Jose, CA          1989          83


(5)  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

Covina Villa

     In October 1988, we purchased Covina Villa, an existing assisted living community in Covina, California. In conjunction with the acquisition, we assumed a ground lease, expiring in 2037, covering the land on which the community is built. Pledged as collateral for the ground lease is a security interest in the community property and in all furniture, fixtures and equipment which we place in the community. Rent expense under the ground lease for 2001, 2000 and 1999 was $122,000, $115,000, and $115,000, respectively.


Retirement Inns of America

     In April 1989, we acquired the operations of eight existing assisted living communities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, we acquired certain assets and assumed certain liabilities relating to the operations of the communities. We purchased three of the communities and assumed a tenant's position under long-term operating leases for the other five communities. On March 2, 1999, we purchased our landlords' fee interests in four of the five operating leases. Rent expense under the operating leases for 2001, 2000, and 1999 was $254,000, $241,000, and $448,000, respectively.

     Future minimum lease payments under all ground and community leases, which are treated as operating leases, are as follows (in thousands):

Year ending December 31:
------------------------
      2002                                                    $  381
      2003                                                       396
      2004                                                       414
      2005                                                       434
      2006                                                       457
      Thereafter                                               3,850
                                                              ------
                                                              $5,932
                                                              ======

LITIGATION

     During 2001, two lawsuits were brought by employees of an ALC owned by ARVP
II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. Subsequent to year-end, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration.

     We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(6)  NOTES PAYABLE

     On June 28, 1999, we obtained financing on eight owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns II, LLC. The loan was for 24 months and was secured by the various properties; in addition, ARV Assisted Living, our General Partner, was a limited guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans were due June 2001. At December 31, 2000 four of the loans were refinanced with 35-year terms, bearing interest between 8.00% and 8.06%. By December 31, 2001 the four remaining loans had been refinanced with 35-year terms, bearing interest between 7.25% and 7.79%.

     At December 31, 2001 and 2000, notes payable included the following (in thousands):

                                                               2001        2000
                                                             -------     -------
HUD insured notes payable, bearing interest
   ranging from 7.25% to 8.06% Monthly principal
   and interest payments of $297; due through
   January 2037; collateralized by various
   properties                                                $42,024     $29,778

Notes payable to bank, bearing interest at
   9.15% monthly principal and interest
   payments $99; collateralized by various
   properties                                                     --      11,447

Various notes payable, bearing interest at
   rates of 8.67% , payable in monthly principal
   and interest installments of $1; collateralized
   by equipment                                                   --           1
                                                             -------     -------
                                                             $42,024     $41,226
                                                             =======     =======

     The annual principal payments of the notes payable are as follows (in thousands):

Year ending December 31:
------------------------
      2002                                                       250
      2003                                                       270
      2004                                                       292
      2005                                                       316
      2006                                                       342
      Thereafter                                              40,554
                                                             -------
                                                             $42,024
                                                             =======

     Following the failed financing in 1998 the lender returned $0.3 million of the interest rate lock fees in January 1999 and $0.2 million in June 2000 as full and final settlement of our claims against the lender. We included the amounts received in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999.

(7)  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year or 1,000 hours of service. Our Savings Plan expense was $23,000, $22,000 and $22,000 (as a reimbursement to ARVAL) for the years ended December 31, 2001, 2000 and 1999.


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

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, accrued expenses and amounts payable to affiliate approximate fair value due to the short-term nature of these instruments.


NOTES PAYABLE

     For notes payable with variable interest rates, fair value is the amount reported as payable in the financial statements. For notes payable with fixed rates of interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms. As of December 31, 2001 there were no notes payable with variable interest rates. The fair market value of the fixed rate notes is approximately $42.0 million.


(9)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               FOR THE QUARTER ENDED
                                 -----------------------------------------------
                                 DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                 -----------   ------------   -------   --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Total revenue                     $ 5,890         $5,978       $5,862    $5,717
Net income                             98            330          440       117
Net income per limited
 partner unit                     $  2.79         $ 9.33       $12.43    $ 3.30
2000
Total revenue                     $ 5,339         $5,506       $5,296    $5,175
Net income (loss)                    (556)           (41)         172      (262)
Net income (loss) per limited
 partner unit                     $(15.70)        $(1.16)      $ 4.86    $(7.42)

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 2001
                                 (In thousands)

                                             LEASEHOLD     COSTS                        LEASEHOLD
                                     BLDGS   PROPERTY   CAPITALIZED             BLDGS   PROPERTY            ACCUMU-   DATE   DEPRE-
                                      AND       AND      SUBSEQUENT              AND       AND              MULATED    OF    CIABLE
                  ENCUM-           IMPROVE-  IMPROVE-       TO                IMPROVE-  IMPROVE-    TOTAL   DEPRE-   ACQUI-   LIVES
DESCRIPTION       BRANCES   LAND     MENTS     MENTS    ACQUISITION    LAND     MENTS     MENTS      (1)    CIATION  SITION  (YEARS)
-----------       -------  ------  --------  ---------  -----------  -------  --------  ---------  -------  -------  ------  -------
Covina Villa      $    --  $   --     1,850    $   --     $   685    $    --   $ 2,535    $   --   $ 2,535  $ 1,148   10/88    35
Retirement Inns:
   Burlingame       3,151      --        --       938       1,818      1,536     1,220        --     2,756      119    4/89   8.5(2)
   Campbell         1,790      --        --       814       2,881      2,002     1,693        --     3,695      165    4/89   6.3(2)
   Daly City        3,620     500     1,178        --         859        500     2,037        --     2,537      802    4/89    35
   Fremont          2,801      --        --       567       1,781      1,247     1,101        --     2,348      108    4/89   7.8(2)
   Fullerton        1,876     500       982        --       1,024        500     2,006        --     2,506      720    4/89    35
   Willow Glen         --      --        --     1,011         652         --        --     1,663     1,663    1,311    4/89   8.7(2)
   Sunnyvale        8,855      --        --     1,431       5,517      3,765     3,183        --     6,948      309    4/89   7.0(2)
   Valley View     11,369   1,000     4,018        --       1,622      1,000     5,640        --     6,640    2,084    4/89    35
Montego Heights     7,764     900     7,800        --       1,815        903     9,612        --    10,515    3,554   11/89    35
                  -------  ------   -------    ------     -------    -------   -------    ------   -------  -------
                  $41,226  $2,900   $15,828    $4,761     $18,654    $11,453   $29,027    $1,663   $42,143  $10,320
                  =======  ======   =======    ======     =======    =======   =======    ======   =======  =======

---------------
(1) Aggregate cost for Federal income tax purposes is $38,724 as of December 31, 2001.

(2) Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES II
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 2001
                                 (In thousands)


     Following is a summary of investment in properties for the years ended December 31, 2001, 2000 and 1999:

                                             2001          2000          1999
                                           --------      --------      --------
Balance at beginning of year               $ 41,226      $ 40,816      $ 30,155
Improvements/construction                       917           410        15,238
Transfer NBV to LLCs                             --            --        (1,613)
Disposals                                        --            --        (2,964)
                                           --------      --------      --------
Balance at end of year                     $ 42,143      $ 41,226      $ 40,816
                                           ========      ========      ========


     Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2001, 2000, and 1999:

                                             2001          2000          1999
                                           --------      --------      --------
Balance at beginning of year               $  9,394      $  8,492      $ 12,187
Transfer NBV to LLCs                             --            --        (1,613)
Disposals                                        --            --        (2,964)
Additions charged to expense                    926           902           882
                                           --------      --------      --------
Balance at end of year                     $ 10,320      $  9,394      $  8,492
                                           ========      ========      ========

                       See accompanying auditors' report.