Form 10-Q
period 2002-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2002-05-15
CIK 830156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-26468

AMERICAN RETIREMENT VILLAS PROPERTIES II
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0278155 (I.R.S. EMPLOYER IDENTIFICATION NO.)

245 FISCHER AVENUE, D-1 COSTA MESA, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	92626 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:                        (714) 751-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of May 14, 2002 was 35,020

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AMERICAN RETIREMENT VILLAS PROPERTIES II
(a California limited partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2002	December 31, 2001
ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $9,234 and $9,009 at March 31, 2002 and December 31, 2001, respectively	19,876	20,018
Leasehold property and improvements, less accumulated depreciation of $1,326 and $1,311 at March 31, 2002 and December 31, 2001, respectively	342	352
Furniture, fixtures and equipment, less accumulated depreciation of $1,395 and $1,384 at March 31, 2002 and December 31, 2001, respectively	1,213	1,260

Net properties	32,884	33,083
Cash and cash equivalents	1,758	4,416
Loan fees, less accumulated amortization of $31 and $24 at March 31, 2002 and December 31, 2001, respectively	949	947
Other assets, including impound accounts of $2,613 and $2,628 at March 31, 2002 and December 31, 2001, respectively	3,043	3,122

	$38,634	$41,568

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$41,965	$42,024
Accounts payable	160	208
Accrued expenses	1,937	2,233
Amounts payable to affiliate	162	236
Distributions payable	—	38

Total liabilities	44,224	44,739

Partners’ capital (deficit):
General partners’ capital	1	1
Special limited partners	91	115
Limited partners’ capital, 35,020 units outstanding	(5,682)	(3,287)

Total partners’ capital (deficit)	(5,590)	(3,171)

Commitments and contingencies
	$38,634	$41,568

See accompanying notes to the unaudited financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II
(a California limited partnership)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except unit data)

	For the Three Months Ended March 31,
	2002	2001
Revenues:
Rent	$4,805	$4,670
Assisted living	1,011	927
Interest and other	122	120

Total revenues	5,938	5,717

Costs and expenses:
Rental property operations	3,132	3,011
Assisted living	681	683
General and administrative	174	167
Communities rent	95	92
Depreciation and amortization	368	440
Property taxes	162	203
Advertising	76	57
Interest	869	891

Total costs and expenses	5,557	5,544

Income from operations before extraordinary loss	381	173
Extraordinary loss from write-off of loan fees due to refinancing	—	(56)

Net income	$381	$117

Per limited partner unit:
Income from operations before extraordinary loss	$10.76	$4.89
Extraordinary loss	—	(1.59)

Net income	$10.76	$3.30

See accompanying notes to the unaudited financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II
(a California limited partnership)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$381	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368	440
Extraordinary loss from write-off of loan fees due to refinancing	—	56
Change in assets and liabilities:
Increase in other assets	(17)	(330)
Increase (decrease) in accounts payable and accrued expenses	(344)	254
Decrease in amounts payable to affiliates	(74)	(19)

Net cash provided by operating activities	314	518

Cash flows used in investing activities:
Capital expenditures	(67)	(341)
Refund of purchase deposit, net	1	—

Net cash used in investing activities	(66)	(341)

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	(59)	(9,603)
Proceeds from notes payable	—	10,227
Mortgage Insurance	—	(200)
Loan fees	(9)	(170)
Distributions paid	(2,838)	(21)

Net cash provided by (used in) financing activities	(2,906)	233

Net increase (decrease) in cash	(2,658)	410
Cash and cash equivalents at beginning of period	4,416	2,177

Cash and cash equivalents at end of period	$1,758	$2,587

Supplemental disclosure of cash flow information—cash paid during the period for interest	$870	$680

See accompanying notes to the unaudited financial statements.

American Retirement Villas Properties II
(a California limited partnership)

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

We prepared the accompanying condensed consolidated financial statements of American Retirement Villas Properties II, L.P. (“the Partnership”) following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. We have reclassified certain prior year data to conform to the 2002 presentation.

The consolidated financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, one should also read the consolidated financial statements and notes in our Form 10-K for fiscal year ended December 31, 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

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

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Lease term
Furniture, fixtures and equipment	3 to 7 years

We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

Use of Estimates

In the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we have made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;
•	disclosure of contingent assets and liabilities at the date of the financial statements; and
•	reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Impound Accounts

The U.S. Department of Housing and Urban Development (“HUD”) insures the financing on certain of our properties. HUD requires that the lenders hold certain of our funds in impound accounts for payment of property taxes, insurance and future property improvements (replacement reserves) on these properties. We include these impound accounts in other assets.

Cash and Cash Equivalents

For purposes of reporting cash balances, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loan Fees

We amortize loan fees using the interest method over the term of the notes payable and include them in other assets.

Revenue Recognition

Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month’s rent. Revenue is recognized in the month earned for rent and assisted living services.

Advertising Costs

We expense all advertising costs as they are incurred.

Net Income Per Limited Partner Unit

We based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 for the three months ended March 31, 2002 and 2001.

New Accounting Pronouncements

The Partnership adopted SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 142, 143, and 144 did not have a material effect on the Partnership’s financial position, results of operations, or cash flows.

(2)    TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $295,000 and $284,000 for the three-month periods ended March 31, 2002 and 2001, respectively. Additionally, we pay to ARV a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $68,000 and $84,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

(3)    NOTES PAYABLE

Notes payable consist of the following at March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001
HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,965	$42,024

	$41,965	$42,024

The future annual principal payments of the notes payable at March 31, 2002 are as follows (in thousands):

Twelve month period ending March 31, 2003	$ 254
Twelve month period ending March 31, 2004	275
Twelve month period ending March 31, 2005	298
Twelve month period ending March 31, 2006	322
Twelve month period ending March 31, 2007	349
Thereafter	40,467

$41,965

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining costs which were written off at the time of the refinancing.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth a comparison of the three months ended March 31, 2002 (the “2002 Quarter”) and the three months ended March 31, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the amounts below.

Operating Results Before Extraordinary Item
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2002	2001	Increase/ (decrease)
	(Dollars in millions)
Revenues:
Assisted living community revenue	$5.82	$5.60	3.91%
Interest and other revenue	0.12	0.12	1.67%

Total revenues	5.94	5.72	3.87%

Costs and expenses:
Assisted living operating expenses	3.81	3.70	3.22%
General and administrative	0.17	0.17	4.19%
Communities rent	0.10	0.09	3.26%
Depreciation and amortization	0.37	0.44	(16.36)%
Property taxes	0.16	0.20	(20.20)%
Advertising	0.08	0.06	33.33%
Interest	0.87	0.89	(2.47)%

Total costs and expenses	5.56	5.55	0.23%

Net income before extraordinary loss	$0.38	$0.17	120.23%

Assisted living community revenue increased $0.22 million, or 3.91%, from $5.60 million for the quarter ended March 31, 2001 to $5.82 million for the quarter ended March 31, 2002 primarily due to the following:

•	an increase in the average rate per occupied unit to $2,486 for the three-month period ended March 31, 2002 as compared with $2,230 for the three-month period ended March 31, 2001; offset in part by
•	a decrease in average occupancy for our assisted living communities to 84.5% for the three-month period ended March 31, 2002 as compared with 90.7% for the three-month period ended March 31, 2001.

Interest and other revenue remained relatively constant.

Assisted living operating expenses increased $0.11 million, or 3.22%, from $3.70 million for the quarter ended March 31, 2001 to $3.81 million for the quarter ended March 31, 2002 primarily due to the following:

•	increased workers compensation premiums; and
•	an increase in other staff payroll costs.

General and administrative expense remained relatively constant for the quarters ended March 31, 2002 and 2001.

Community rent expenses increased $0.1 million to $1.0 million for the three months ended March 31, 2002 from $0.9 million for the three months ended March 31, 2001. The increase was primarily due to the increase in lease payments due to the increase in the Consumer Price Index, pursuant to the lease terms.

Depreciation and amortization expense decreased $0.07 million, or 16.36%, from $0.44 million for the quarter ended March 31, 2001 to $0.37 million for the quarter ended March 31, 2002 primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans and capital assets that have become fully depreciated.

Property tax expense decreased $0.04 million to $0.16 million for the three months ended March 31, 2002 from $0.20 million for the three months ended March 31, 2001 due supplemental tax expense incurred in the 2001 Quarter.

The increase in advertising expenses is due to an increased printing of brochures in the 2002 quarter.

Interest expense remained relatively constant as the increase in debt was offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $1.8 million and $4.4 million at March 31, 2002 and December 31, 2001, respectively. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

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

During the quarter ending March 31, 2002 cash provided by operating activities was $0.3 million compared $0.5 million during the quarter ending March 31, 2001.

The cash provided by operating activities during the quarter ended March 31, 2002 was primarily a result of:

net income of $0.4 million, adjusted for non-cash charges of:

•	$0.4 million of depreciation and amortization expense; offset by
•	$0.4 million decrease in net liabilities.

During the quarter ended March 31, 2002 cash used in investing activities was $0.1 million compared to of $0.3 million during the quarter ended March 31, 2001. The cash used in investing activities during the 2002 quarter was primarily the result of $0.1 million for purchase of furniture and equipment.

During the quarter ended March 31, 2002 cash used in financing activities was $2.9 million as compared to cash provided by financing activities of $0.2 million for the quarter ended March 31, 2001.

The cash used in financing activities during 2002 quarter was a result of:

•	$2.8 million of distributions paid; and
•	$0.1 million of repayments of notes payable.

As of March 31, 2002, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $942,000 for capital expenditures during 2002 for physical improvements at our communities. As of March 31, 2002 we have made approximately $67,000 in capital expenditures. Funds for these improvements are expected to be available from operations.

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

Less than 1% of our total assets and total contract revenues as of and for the periods ended March 31, 2002 and 2001 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. During the three months ended March 31, 2002 two lawsuits were submitted to mediation and settled. The four remaining claims have been submitted to binding arbitration.

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

No reports on 8K were filed for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

DATE: MAY 14, 2002	ARV ASSISTED LIVING, INC., it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale Chief Executive Officer

By:	/s/ ABDO H. KHOURY
Abdo H. Khoury President and Chief Financial Officer