Form 10-Q
period 2002-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2002-08-12
CIK 830156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-26468

AMERICAN RETIREMENT VILLAS
PROPERTIES II
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0278155 (I.R.S. Employer Identification Number)

245 FISCHER AVENUE, D-1 COSTA MESA, CA 92626
(Address of principal executive office) (zip code)

(714) 751-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The aggregate market value of the voting units held by non-affiliates of the issuer, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of units outstanding as of July 14, 2002 was 35,020.

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

ASSETS
	JUNE 30, 2002	DECEMBER 31, 2001
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $9,459 and $9,009 at June 30, 2002 and December 31, 2001, respectively	19,760	20,018
Leasehold property and improvements, less accumulated depreciation of $1,341 and $1,311 at June 30, 2002 and December 31, 2001, respectively	326	352
Furniture, fixtures and equipment, less accumulated depreciation of $1,432 and $1,384 at June 30, 2002 and December 31, 2001, respectively	1,164	1,260

Net properties	32,703	33,083
Cash and cash equivalents	1,848	4,416
Loan fees, less accumulated amortization of $38 and $24 at June 30, 2002 and December 31, 2001, respectively	942	948
Other assets, including impound accounts of $2,748 and $2,628 at June 30, 2002 and December 31, 2001, respectively	3,302	3,121

	$38,795	$41,568

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$41,903	$42,024
Accounts payable	155	208
Accrued expenses	1,829	2,233
Amounts payable to affiliates	381	236
Distributions payable	—	38

Total liabilities	44,268	44,739

Partners’ capital (deficit):
General partners	1	1
Special limited partners	92	115
Limited partners, 35,020 units outstanding	(5,566)	(3,287)

Total partners’ capital (deficit)	(5,473)	(3,171)

	$38,795	$41,568

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except unit data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenues:
Rent	$4,750	$4,735	$9,555	$9,405
Assisted living	1,034	974	2,045	1,901
Interest and other	119	153	241	273

Total revenues	5,903	5,862	11,841	11,579

Costs and expenses:
Rental property operations	3,007	2,917	6,139	5,929
Assisted living	671	709	1,352	1,393
General and administrative	314	191	488	357
Communities rent	94	95	189	187
Depreciation and amortization	366	360	734	800
Property taxes	164	194	326	397
Advertising	81	53	157	110
Interest	885	898	1,754	1,789

Total costs and expenses	5,582	5,417	11,139	10,962

Income before franchise tax expense and extraordinary loss	321	445	702	617
Franchise tax expense	(4)	(5)	(4)	(5)

Income before extraordinary loss	317	440	698	612
Extraordinary loss from write-off of loan fees due to refinancing	—	—	—	(56)

Net income	$317	$440	$698	$556

Income per limited partner unit
Income before extraordinary loss	$8.96	$12.43	$19.73	$17.31
Extraordinary loss	—	—	—	(1.58)

Net income	$8.96	$12.43	$19.73	$15.73

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2002	2001
Cash flows from operating activities:
Net income	$698	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	734	800
Extraordinary loss from write-off of loan fees due to refinancing	—	56
Change in assets and liabilities:
(Increase) decrease in other assets	(300)	496
(Decrease) increase in accounts payable and accrued expenses	(457)	67
Increase in amounts payable to affiliates	145	19

Net cash provided by operating activities	820	1,994

Cash flows used in investing activities:
Capital expenditures	(221)	(676)
Refund of purchase deposit, net	1	—

Net cash used in investing activities	(220)	(676)

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	(121)	(9,661)
Proceeds from notes payable	—	10,227
Mortgage insurance	—	(200)
Loan fees	(9)	(197)
Distributions paid	(3,038)	(21)

Net cash provided by (used in) financing activities	(3,168)	148

Net increase (decrease) in cash and cash equivalents	(2,568)	1,466
Cash and cash equivalents at beginning of period	4,416	2,177

Cash and cash equivalents at end of period	$1,848	$3,643

Supplemental disclosure of cash flow information - cash paid during the period for interest	$1,663	$1,497

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2002

(1)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements of American Retirement Villas Properties II (“the Partnership” or “ARVPII”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

The condensed consolidated financial statements include all normal and recurring adjustments that the management considers necessary for the fair presentation of the partnership’s financial position and operating results. To obtain a more detailed understanding of the partnership’s results, one should also read the consolidated financial statements and notes in our Form 10-K for fiscal year ended December 31, 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements are not necessarily an indication of the results for the full year.

Basis of Accounting

American Retirement Villas Properties II maintains records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. Management believes the Partnership has a controlling interest consistent with the requirements of SOP 78-9 when the Partnership owns more than 50% of an entity. All significant inter-company balances and transactions have been eliminated in consolidation.

Capital Expenditures

The Partnership capitalizes all assets obtained by purchase, trade or capital lease that have a useful life of more than one year and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1,000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Repair expenditures are expensed as incurred.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Lease term
Furniture, fixtures and equipment	3 to 7 years

The Partnership reviews the partnership’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

Use of Estimates

In the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Impound Accounts

Our lenders hold certain of our funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets.

Cash and Cash Equivalents

For purposes of reporting cash balances, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loan Fees

The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, with the expense records in amortization expense.

General Insurance Liability

The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the partnership’s estimates of the aggregate liability for claims incurred based on the partnership’s experience.

Revenue Recognition

Residency agreements with residents are on a month-to-month basis. The partnership applies advance deposits to the first month’s rent. Revenue is recognized in the month earned for rent and assisted living services.

Advertising Costs

American Retirement Villas Properties II expenses all advertising costs as they are incurred.

Net Income Per Limited Partner Unit

Net income per limited partner unit was based on the weighted-average number of limited partner units outstanding of 35,020 for the three months and six months ended June 30, 2002 and 2001.

Reclassifications

American Retirement Villas Properties II has reclassified certain prior period amounts to conform to the June 30, 2002 presentation.

New Accounting Pronouncements

The Partnership adopted SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 142, 143, and 144 did not have a material effect on the partnership’s financial position, results of operations, or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The only impact we expect of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 is required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the partnership’s consolidated financial statements.

(2)  TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues. These payments amounted to $590,000 and $573,000 for the six-month periods and $294,000 and $290,000 for the three-month periods ended June 30, 2002 and 2001, respectively. Additionally, the Partnership pays ARV a partnership administrative fee of 10 percent of cash flow before distributions, as provided for in the Partnership Agreement. These payments amounted to $130,000 and $122,000 for the six-month periods and $62,000 and $38,000 for the three-month periods ended June 30, 2002 and 2001, respectively.

(3)  NOTES PAYABLE

Notes payable consist of the following at June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001
HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,903	$42,024

The future annual principal payments of the notes payable at June 30, 2002 are as follows (in thousands):

Twelve month period ending June 30, 2003	$259
Twelve month period ending June 30, 2004	280
Twelve month period ending June 30, 2005	304
Twelve month period ending June 30, 2006	328
Twelve month period ending June 30, 2007	356
Thereafter	40,376

$41,903

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth a comparison of the six months ended June 30, 2002 and the six months ended June 30, 2001. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Extraordinary Loss
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In millions)

(DOLLARS IN MILLIONS)	For the Six Months Ended June 30,		Increase/ (decrease)
	2002	2001
Revenue:
Assisted living community revenue	$11.60	$11.31	2.60%
Interest and other revenue	0.24	0.27	(11.72)%

Total revenue	11.84	11.58	2.26%

Costs and expenses:
Assisted living operating expenses	7.49	7.33	2.31%
General and administrative	0.49	0.36	36.69%
Communities rent	0.19	0.19	1.07%
Depreciation and amortization	0.73	0.80	(8.25)%
Property taxes	0.33	0.40	(17.88)%
Advertising	0.16	0.11	42.73%
Interest	1.75	1.79	(1.96)%

Total costs and expenses	11.14	10.98	1.61%

Income before taxes and extraordinary loss	$0.70	$0.60	13.78%

Assisted living community revenue increased $0.29 million, or 2.60%, from $11.31 million for the six-month period ended June 30, 2001 to $11.60 million for the six-month period ended June 30, 2002 primarily due to the following:

•	an increase in average rate per occupied unit to $2,493 for the six-month period ended June 30, 2002 as compared with $2,252 for the six-month period ended June 30, 2001; offset by
•	a decrease in average occupancy to 84% for the six-month period ended June 30, 2002 as compared with 91% for the six-month period ended June 30, 2001.

Interest and other revenue decreased $0.03 million, or (11.72%), from $0.27 million for the six-month period ended June 30, 2001 to $0.24 million for the six-month period ended June 30, 2002 primarily due to the following:

•	a decrease in cash and cash equivalents; and
•	lower interest rates.

Assisted living operating expenses increased $0.16 million, or 2.31%, from $7.33 million for the six-month period ended June 30, 2001 to $7.49 million for the six-month period ended June 30, 2002 primarily due to the following:

•	increased wages of staff and fringe benefits;
•	higher workers’ compensation costs;
•	higher utility costs; partially offset by
•	lower cost of purchased services; and
•	lower variable expenses related to occupancy decrease.

General and administrative expenses increased $0.13 million, or 36.69%, from $0.36 million for the six-month period ended June 30, 2001 to $0.49 million for the six-month period ended June 30, 2002 primarily due to higher property and general liability insurance premiums, and legal expenses.

Depreciation and amortization expense decreased $0.07 million, or (8.25%), from $0.80 million for the six-month period ended June 30, 2001 to $0.73 million for the six-month period ended June 30, 2002 primarily due to the following:

•	the reduced amortization of loan fees as a result of the refinancing of certain loans; and
•	capital assets that have become fully depreciated.

Property tax expense decreased $0.07 million, or (17.88%), from $0.40 million for the six-month period ended June 30, 2001 compared to $0.33 million for the six-month period ended June 30, 2002 due to supplemental tax expense incurred in 2001.

Advertising expenses increased $0.05 million, or 42.73%, from $0.11 million for the six-month period ended June 30, 2001 compared to $0.16 million for the six-month period ended June 30, 2002 due to aggressive marketing efforts to increase occupancy.

Interest expense decreased $0.04 million, or (1.96%), from $1.79 million for the six-month period ended June 30, 2001 to $1.75 million for the six-month period ended June 30, 2002 primarily due to principal repayments of loans and lower interest rates.

The following table sets forth a comparison of the three months ended June 30, 2002 (the “2002 Quarter”) and the three months ended June 30, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Extraordinary Loss
For the Three Months Ended June 30, 2002 and 2001
(Unaudited)
(In millions)

(DOLLARS IN MILLIONS)	For the Three Months Ended June 30,		Increase/ (decrease)
	2002	2001
Revenues:
Assisted living community revenue	$5.78	$5.71	1.31%
Interest and other revenue	0.12	0.15	(22.22)%

Total revenues	5.90	5.86	0.70%

Costs and expenses:
Assisted living operating expenses	3.68	3.63	1.43%
General and administrative	0.32	0.19	64.40%
Communities rent	0.09	0.10	(1.05)%
Depreciation and amortization	0.36	0.36	1.67%
Property taxes	0.17	0.19	(15.46)%
Advertising	0.08	0.05	52.83%
Interest	0.88	0.90	(1.45)%

Total costs and expenses	5.58	5.42	3.05%

Income before taxes and extraordinary loss	$0.32	$0.44	(27.87)%

Assisted living community revenue increased $0.07 million, or 1.31%, from $5.71 million for the quarter ended June 30, 2001 to $5.78 million for the quarter ended June 30, 2002 primarily due to the following:

•	an increase in the average rate per occupied unit to $2,500 for the three-month period ended June 30, 2002 as compared with $2,274 for the three-month period ended June 30, 2001; offset in part by
•	a decrease in average occupancy for our assisted living communities to 83.5% for the three-month period ended June 30, 2002 as compared with 90.6% for the three-month period ended June 30, 2001.

Interest and other revenue decreased $0.03 million, or (22.22%), from $0.15 million for the quarter ended June 30, 2001 to $0.12 million for the quarter ended June 30, 2002 primarily due to the following:

•	a decrease in cash and cash equivalents; and
•	lower interest rates.

Assisted living operating expenses increased $0.05 million, or 1.43%, from $3.63 million for the quarter ended June 30, 2001 to $3.68 million for the quarter ended June 30, 2002 primarily due to the following:

•	an increase in workers compensation premiums; and

•	an increase in other staff payroll costs.

General and administrative expense increased $0.13 million, or 64.40% from $0.19 million for the quarter ended June 30, 2001 to $0.32 million for the quarter ended June 30, 2002 primarily due to higher property and general liability insurance premiums, and legal expenses.

Community rent expenses decreased $0.01 million, or (1.05%), from $0.10 million for the quarter ended June 30, 2001 to $0.09 million for the quarter ended June 30, 2002. The decrease was primarily due to the decrease in additional rent, which is based on rental revenue of one of our ALCs.

Depreciation and amortization expense remained relatively constant at $0.36 million for the quarters ended June 30, 2002 and 2001.

Property tax expense decreased $0.02 million, or (15.46%), from $0.19 million for the three months ended June 30, 2001 to $0.17 million for the three months ended June 30, 2002 due to supplemental tax expense incurred in 2001.

Advertising expenses increased $0.03 million, or 52.83%, from $0.05 million for the three-month period ended June 30, 2001 compared to $0.08 million for the three-month period ended June 30, 2002 due to aggressive marketing efforts to increase occupancy.

Interest expense decreased $0.02 million, or (1.45%), from $0.90 million for the three-month period ended June 30, 2001 to $0.88 million for the three-month period ended June 30, 2002 primarily due to principal repayments of loans and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $1.8 million and $4.4 million at June 30, 2002 and December 31, 2001, respectively. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

Given the age of the ALCs (ages range from 13 to 25 years with an average age of 21.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs. We expect to fund repairs and improvements primarily from our operating cash flow and existing reserve funds. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. Our General Partners expect that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

During the six months ended June 30, 2002 cash provided by operating activities was $0.8 million compared to $2.0 million during the six months ended June 30, 2001.

The cash provided by operating activities during the six months ended June 30, 2002 was primarily a result of :

•	net income of $0.7 million, adjusted for non-cash charges of:
•	$0.7 million of depreciation and amortization expense; offset by
•	$0.3 million decrease in net liabilities; and
•	$0.3 million increase in other assets.

During the six months ended June 30, 2002 cash used in investing activities was $0.2 million compared to $0.7 million during the six months ended June 30, 2001. The cash used in investing activities during the six months ended June 30, 2002 was primarily the result of $0.2 million for purchase of furniture and equipment.

During the six months ended June 30, 2002 cash used in financing activities was $3.2 million as compared to cash provided by financing activities of $0.1 million for the six months ended June 30, 2001.

The cash used in financing activities during the six months ended June 30, 2002 was a result of:

•	$3.0 million of distributions paid; and
•	$0.1 million of repayments of notes payable.

As of June 30, 2002, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $942,000 for capital expenditures during 2002 for physical improvements at our communities. As of June 30, 2002 we have made approximately $221,000 in capital expenditures. Funds for these improvements are expected to be available from operations and existing reserve funds.

In order to protect itself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As the results of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis, for the nine months ended December 31, 2001 and the three months ended March 31, 2002. For the three months ended June 30, 2002, our general liability deductible per occurrence has again been materially increased. Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

IMPACT OF INFLATION AND CHANGING PRICES

To date, inflation has not had a significant impact on the Partnership. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of who rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to the partnership’s fixed rate notes payable, changes in the interest rates affect the fair value of the notes payable, but not the partnership’s earnings or cash flows. The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. The Partnership does not currently have any variable interest rate debt and, therefore, are not subject to interest rate risk associated with variable interest rate debt. Currently, the Partnership does not utilize interest rate swaps.

None of the partnership’s total assets and total contract revenues as of and for the periods ended June 30, 2002 and 2001 were denominated in currencies other than the U.S. Dollar; accordingly, management believes that the Partnership has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Partnership has no foreign currency exchange contracts.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

During 2001, four employees of an ALC owned by ARVP II filed EEOC claims against the Partnership. The four claims have been submitted to binding arbitration.

The Partnership is from time to time subject to ordinary routine legal proceedings that arise in the normal course of business. While the Partnership cannot predict the results with certainty, the Partnership does not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on 8-K were filed for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: August 9, 2002	ARV ASSISTED LIVING, INC., it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale Chief Executive Officer

	By:	/s/ ABDO H. KHOURY
Abdo H. Khoury President and Chief Financial Officer