Form 10-Q
period 2002-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2002-11-14
CIK 830156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

          The aggregate market value of the voting units held by non-affiliates of the issuer, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of units outstanding as of November 4, 2002 was 35,020.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	September 30, 2002	December 31, 2001

ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $9,685 and $9,009 at September 30, 2002 and December 31, 2001, respectively	19,564	20,018
Leasehold property and improvements, less accumulated depreciation of $1,357 and $1,311 at September 30, 2002 and December 31, 2001, respectively	327	352
Furniture, fixtures and equipment, less accumulated depreciation of $1,443 and $1,384 at September 30, 2002 and December 31, 2001, respectively	1,180	1,260

Net properties	32,524	33,083
Cash and cash equivalents	2,088	4,416
Loan fees, less accumulated amortization of $45 and $24 at September 30, 2002 and December 31, 2001, respectively	935	948
Other assets, including impound accounts of $2,706 and $2,628 at September 30, 2002 and December 31, 2001, respectively	3,440	3,121

	$38,987	$41,568

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Notes payable	$41,840	$42,024
Accounts payable	125	208
Accrued expenses	2,035	2,233
Amounts payable to affiliates	268	236
Distributions payable	—	38

Total liabilities	44,268	44,739

Partners’ capital (deficit):
General partner	1	1
Special limited partners	94	115
Limited partners, 35,020 units outstanding	(5,376)	(3,287)

Total partners’ capital (deficit)	(5,281)	(3,171)

	$38,987	$41,568

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Operations
(Unaudited)
 (In thousands, except unit data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rent	$4,662	$4,876	$14,217	$14,281
Assisted living	1,010	996	3,055	2,897
Interest and other	124	106	365	379

Total revenues	5,796	5,978	17,637	17,557

Costs and expenses:
Rental property operations	3,010	3,094	9,101	8,983
Assisted living	694	724	2,046	2,117
General and administrative	311	199	799	556
Communities rent	93	93	282	280
Depreciation and amortization	367	351	1,101	1,151
Property taxes	168	193	494	590
Advertising	72	84	277	234
Interest	885	908	2,639	2,697

Total costs and expenses	5,600	5,646	16,739	16,608

Income before franchise tax expense and extraordinary loss	196	332	898	949
Franchise tax expense	(4)	(2)	(8)	(7)

Income before extraordinary loss	192	330	890	942
Extraordinary loss from write-off of loan fees due to refinancing	—	—	—	(56)

Net income	$192	$330	$890	$886

Income per limited partner unit
Income before extraordinary loss	$5.43	$9.33	$25.16	$26.63
Extraordinary loss	—	—	—	(1.58)

Net income	$5.43	$9.33	$25.16	$25.05

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For The Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$890	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,101	1,151
Extraordinary loss from write-off of loan fees due to refinancing	—	56
Change in assets and liabilities:
(Increase) decrease in other assets	(379)	380
(Decrease) increase in accounts payable and accrued expenses	(281)	292
Increase (decrease) in amounts payable to affiliates	32	(13)

Net cash provided by operating activities	1,363	2,752

Cash flows used in investing activities:
Capital expenditures	(462)	(869)
Refund of purchase deposit, net	1	—

Net cash used in investing activities	(461)	(869)

Cash flows used in financing activities:
Principal repayments on notes payable	(184)	(9,722)
Proceeds from notes payable	—	10,227
Mortgage insurance	—	(200)
Loan fees	(8)	(238)
Distributions paid	(3,038)	(242)

Net cash used in financing activities	(3,230)	(175)

Net (decrease) increase in cash and cash equivalents	(2,328)	1,708
Cash and cash equivalents at beginning of period	4,416	2,177

Cash and cash equivalents at end of period	$2,088	$3,885

Supplemental disclosure of cash flow information - cash paid during the period for interest	$2,493	$2,506

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2002

(1)     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying condensed consolidated financial statements of American Retirement Villas Properties II (“the Partnership” or “ARVPII”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

          The condensed consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of the Partnership’s financial position and operating results.  To obtain a more detailed understanding of the Partnership’s results, one should also read the consolidated financial statements and notes in the Partnership’s Form 10-K for fiscal year ended December 31, 2001, which is on file with the SEC.

          The results of operations can vary during each quarter of the year.  Therefore, the results and trends in these interim consolidated financial statements are not necessarily an indication of the results for the full year.

Basis of Accounting

          The Partnership maintains its records on the accrual method of accounting for financial reporting and federal and state tax purposes.

Principles of Consolidation

          The condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Partnership has controlling interests, have been consolidated into the financial statements. Management believes the Partnership has a controlling interest consistent with the requirements of SOP 78-9 when the Partnership owns more than 50% of an entity. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

          In the preparation of the Partnership’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of revenues and expenses during the reporting period.

          Actual results could differ from those estimates.

Impound Accounts

          The lenders hold certain Partnership funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets.

Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loan Fees

          The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, with the expense recorded in amortization expense.

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

Advertising Costs

          The Partnership expenses all advertising costs as they are incurred.

Net Income Per Limited Partner Unit

          Net income per limited partner unit was based on the weighted-average number of limited partner units outstanding of 35,020 for the three months and nine months ended September 30, 2002 and 2001.

Reclassifications

          The Partnership has reclassified certain prior period amounts to conform to the September 30, 2002 presentation.

New Accounting Pronouncements

          The Partnership adopted SFAS No. 141 “Business Combinations”, SFAS No. 142“Goodwill and Other Intangible Assets”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 142, 143, and 144 did not have a material effect on the Partnership’s financial position, results of operations, or cash flows.

       In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The only impact we expect of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Partnership’s condensed consolidated financial statements.

(2)     TRANSACTIONS WITH AFFILIATES

          The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues.  These payments amounted to $879,000 and $870,000 for the nine-month periods and $289,000 and $297,000 for the three-month periods ended September 30, 2002 and 2001, respectively.  Additionally, the Partnership pays ARV a partnership administrative fee of 10 percent of cash flow before distributions, as provided for in the Partnership Agreement.  These payments amounted to $187,000 and $180,000 for the nine-month periods and $57,000 and $58,000 for the three-month periods ended September 30, 2002 and 2001, respectively.

(3)     NOTES PAYABLE

          Notes payable consist of the following at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001

HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,840	$42,024

          The future annual principal payments of the notes payable at September 30, 2002 are as follows (in thousands):

For twelve months ending September 30,
2003	$264
2004	286
2005	310
2006	335
2007	363
Thereafter	40,282

$41,840

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          On September 23, 2002 ARV Assisted Living, Inc., the Partnership’s Managing General Partner (“ARV”) received an unsolicited letter from Prometheus Assisted Living, L.L.C. (“Prometheus”), an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it has decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of ARV not currently owned by Prometheus or its affiliates.  Prometheus stated that it expects the price to be in the range of $3.25 to $3.60 per share in cash, subject to completion of confirmatory due diligence and negotiation of the terms of a mutually acceptable merger agreement.  Prometheus further stated that following the completion of the transaction it intends to combine ARV with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of ARV is not dependent on any subsequent transaction with Atria or Kapson.  Prometheus also stated that it is not interested in selling its shares in ARV.

          Prometheus currently owns approximately 43.5 percent of the outstanding shares of ARV, and owns warrants which, if exercised, would result in ownership of approximately 47.8 percent of the outstanding shares of ARV. Pursuant to the terms of certain agreements, Prometheus’ ability to purchase shares and engage in other transactions with ARV is subject to certain restrictions. The ARV’s board of directors has formed a special committee, consisting of two independent directors, to evaluate Prometheus’ proposal and to consider options that may be available to ARV.  Cohen & Steers Capital Advisors LLC has been engaged to provide financial advice in connection with the Prometheus’ proposal.

          On October 28, 2002 ARV announced that it has received two unsolicited letters from third parties indicating interest in a transaction involving the outstanding shares of common stock of ARV.  Both potential bidders are proposing alternative transactions to that proposed by Prometheus, on terms that the letters suggest could be more favorable to the ARV’s stockholders.  No firm offers have been received and no assurances can be given that such expressions of interest will lead to formal offers.  ARV has entered into standard confidentiality agreements to permit the potential bidders to conduct further due diligence as requested. There is no assurance that any definitive proposal will be forthcoming or that any definitive transaction will ultimately occur.

RESULTS OF OPERATIONS

          The following table sets forth a comparison of the nine months ended September 30, 2002 and the nine months ended September 30, 2001. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

	For the Nine Months Ended

(DOLLARS IN MILLIONS) (Unaudited)	September 30, 2002	September 30, 2001	Increase/ (decrease)

Revenue:
Assisted living community revenue	$17.27	$17.18	0.55%
Interest and other revenue	0.37	0.38	(3.69)%

Total revenue	17.64	17.56	0.46%

Costs and expenses:
Assisted living operating expenses	11.15	11.10	0.42%
General and administrative	0.80	0.56	43.71%
Communities rent	0.28	0.28	0.71%
Depreciation and amortization	1.10	1.15	(4.34)%
Property taxes	0.49	0.59	(16.27)%
Advertising	0.28	0.23	18.38%
Interest	2.64	2.70	(2.15)%

Total costs and expenses	16.74	16.61	0.79%

Income before franchise taxes and extraordinary loss	$0.90	$0.95	(5.37)%

          Assisted living community revenue increased $0.09 million, or 0.55%, from $17.18 million for the nine-month period ended September 30, 2001 to $17.27 million for the nine-month period ended September 30, 2002 primarily due to the following:

•

an increase in average rate per occupied unit to $2,508 for the nine-month period ended September 30, 2002 as compared with $2,288 for the nine-month period ended September 30, 2001; partially offset by

•	a decrease in average occupancy to 82.9% for the nine-month period ended September 30, 2002 as compared with 90.4% for the nine-month period ended September 30, 2001.

          Interest and other revenue decreased $0.01 million, or (3.69%), from $0.38 million for the nine-month period ended September 30, 2001 to $0.37 million for the nine-month period ended September 30, 2002 primarily due to the following:

•	a decrease in cash and cash equivalents; and
•	lower interest rates; partially offset by
•	an increase in processing fees.

          Assisted living operating expenses increased $0.05 million, or 0.42%, from $11.10 million for the nine-month period ended September 30, 2001 to $11.15 million for the nine-month period ended September 30, 2002 primarily due to the following:

•	higher group health insurance and workers’ compensation costs; partially offset by
•	lower payroll costs due to reduction in over-time and double time;
•	lower cost of purchased services and utilities; and
•	lower variable expenses related to occupancy decrease.

          General and administrative expenses increased $0.24 million, or 43.71%, from $0.56 million for the nine-month period ended September 30, 2001 to $0.80 million for the nine-month period ended September 30, 2002 primarily due to higher general liability insurance expenses.

          Depreciation and amortization expense decreased $0.05 million, or (4.34%), from $1.15 million for the nine-month period ended September 30, 2001 to $1.10 million for the nine-month period ended September 30, 2002 primarily due to the following:

•	the reduced amortization of loan fees as a result of the refinancing of certain loans; and
•	capital assets that have become fully depreciated; partially offset by
•	increase in depreciation for capital improvement additions.

          Property tax expense decreased $0.10 million, or (16.27%), from $0.59 million for the nine-month period ended September 30, 2001 compared to $0.49 million for the nine-month period ended September 30, 2002 due to supplemental tax expense incurred in 2001.

          Advertising expenses increased $0.05 million, or 18.38%, from $0.23 million for the nine-month period ended September 30, 2001 compared to $0.28 million for the nine-month period ended September 30, 2002 due to aggressive marketing efforts to increase occupancy.

          Interest expense decreased $0.06 million, or (2.15%), from $2.70 million for the nine-month period ended September 30, 2001 to $2.64 million for the nine-month period ended September 30, 2002 primarily due to principal repayments of loans and lower interest rates.

      The following table sets forth a comparison of the three months ended September 30, 2002 (the “2002 Quarter”) and the three months ended September 30, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

	For the Three Months Ended

(DOLLARS IN MILLIONS) (Unaudited)	September 30, 2002	September 30, 2001	Increase/ (decrease)

Revenues:
Assisted living community revenue	$5.68	$5.87	(3.41)%
Interest and other revenue	0.12	0.11	16.98%

Total revenues	5.80	5.98	(3.04)%

Costs and expenses:
Assisted living operating expenses	3.70	3.82	(2.99)%
General and administrative	0.31	0.20	56.28%
Communities rent	0.10	0.10	(0.00)%
Depreciation and amortization	0.37	0.35	4.56%
Property taxes	0.17	0.19	(12.95)%
Advertising	0.07	0.08	14.29%
Interest	0.88	0.91	(2.53)%

Total costs and expenses	5.60	5.65	(0.81)%

Income before franchise taxes and extraordinary loss	$0.20	$0.33	(40.96)%

          Assisted living community revenue decreased $0.19 million, or (3.41%), from $5.87 million for the quarter ended September 30, 2001 to $5.68 million for the quarter ended September 30, 2002 primarily due to the following:

•

a decrease in average occupancy for our assisted living communities to 80.7% for the three-month period ended September 30, 2002 as compared with 89.9% for the three-month period ended September 30, 2001; partially offset by

•	an increase in the average rate per occupied unit to $2,539 for the three-month period ended September 30, 2002 as compared with $2,359 for the three-month period ended September 30, 2001.

          Interest and other revenue increased $0.01 million, or 16.98%, from $0.11 million for the quarter ended September 30, 2001 to $0.12 million for the quarter ended September 30, 2002 primarily due to the following:

•	an increase in processing fees and ancillary charges; partially offset by
•	a decrease in interest income due to a decrease in cash and cash equivalents and lower interest rate.

          Assisted living operating expenses decreased $0.12 million, or (2.99%), from $3.82 million for the quarter ended September 30, 2001 to $3.70 million for the quarter ended September 30, 2002 primarily due to the following:

•	lower variable expenses related to occupancy decrease;
•	lower utilities expenses; partially offset by
•	increases in repair and maintenance expenses.

          General and administrative expenses increased $0.11 million, or 56.28% from $0.20 million for the quarter ended September 30, 2001 to $0.31 million for the quarter ended September 30, 2002 primarily due to higher general liability insurance expenses.

          Depreciation and amortization expense increased $0.02 million, or 4.56% from $0.35 million for the quarter ended September 30, 2001 to $0.37 million for the quarter ended September 30, 2002 primarily due to capital improvements of our assisted living communities (“ALCs”).

          Property tax expense decreased $0.02 million, or (12.95%), from $0.19 million for the quarter ended September 30, 2001 to $0.17 million for the quarter ended September 30, 2002 due to supplemental tax expense incurred in 2001.

          Advertising expenses decreased $0.01 million, or (14.29)%, from $0.08 million for the quarter ended September 30, 2001 compared to $0.07 million for the quarter ended September 30, 2002 due to lower referral fees and printing material expenses.

          Interest expense decreased $0.03 million, or (2.53%), from $0.91 million for the quarter ended September 30, 2001 to $0.88 million for the quarter ended September 30, 2002 primarily due to principal repayments of loans and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

          Our unrestricted cash balances were $2.1 million and $4.4 million at September 30, 2002 and December 31, 2001, respectively. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

          Given the age of the ALCs (ages range from 13 to 25 years with an average age of 21.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs.  We expect to fund repairs and improvements primarily from our operating cash flow and existing reserve funds. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. Our General Partner expects that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

          During the nine months ended September 30, 2002 cash provided by operating activities was $1.4 million compared to $2.8 million during the nine months ended September 30, 2001.

          The cash provided by operating activities during the nine months ended September 30, 2002 was primarily a result of:

•	net income of $0.9 million, adjusted for non-cash charges of:
•	$1.1 million of depreciation and amortization expense; partially offset by
•	$0.3 million decrease in account payable and accrued expenses; and
•	$0.4 million increase in other assets.

          During the nine months ended September 30, 2002 cash used in investing activities was $0.5 million compared to $0.9 million during the nine months ended September 30, 2001.  The cash used in investing activities during the nine months ended September 30, 2002 was primarily the result of:

•	$0.3 million for purchase of furniture and equipment; and
•	$0.2 million for building and leasehold improvement purchases.

          During the nine months ended September 30, 2002 cash used in financing activities was $3.2 million as compared to cash used in financing activities of $0.2 million for the nine months ended September 30, 2001.

          The cash used in financing activities during the nine months ended September 30, 2002 was a result of:

•	$3.0 million of distributions paid; and
•	$0.2 million of repayments of notes payable.

          As of September 30, 2002, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

          We contemplate spending approximately $942,000 for capital expenditures during 2002 for physical improvements at our communities.  As of September 30, 2002 we have made approximately $460,000 in capital expenditures.  Funds for these improvements are expected to be available from operations and existing reserve funds.

          In order to protect ourself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As the results of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the six months ended September 30, 2002, our general liability deductible per occurrence has again been materially increased.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

FORWARD-LOOKING STATEMENTS

          A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects.  The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report.  These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

          American Retirement Villas Properties II’s Managing General Partner, including the Chief Executive Officer and Chief Financial Officer of ARV Assisted Living, Inc., have conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          During 2001, four employees of an ALC owned by ARVPII filed EEOC claims against the Partnership.  The four claims have been submitted to binding arbitration.

          The Partnership is from time to time subject to ordinary routine legal proceedings that arise in the normal course of business. While the Partnership cannot predict the results with certainty, the Partnership does not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Report:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K
               No reports on 8-K were filed for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: November 13, 2002
ARV ASSISTED LIVING, INC., it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

	By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Retirement Villas Properties II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer ARV Assisted Living, Inc. its Managing General Partner

I, Abdo H. Khoury, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Retirement Villas Properties II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer ARV Assisted Living, Inc. its Managing General Partner