Form 10-K
period 2002-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2003-03-28
CIK 830156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER: 0-26468

AMERICAN RETIREMENT VILLAS PROPERTIES II A CALIFORNIA LIMITED PARTNERSHIP
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	33-0278155
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

245 FISCHER AVENUE, SUITE D-1 COSTA MESA, CALIFORNIA	92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒	No ☐

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of February 20, 2003 was 35,020.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

     The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold, was $16,696,569, as of June 30, 2002.

AMERICAN RETIREMENT VILLAS PROPERTIES II
A CALIFORNIA LIMITED PARTNERSHIP

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1.    BUSINESS

OVERVIEW

     American Retirement Villas Properties II (“ARVP II” or, the “Partnership”) operates ten assisted living communities (“ALCs”) in the state of California, nine of which are owned and one of which is leased. In our ALCs, we house and provide personal care and support services to senior residents in communities containing an aggregate of 923 units. For the years ended December 31, 2002 and 2001, ARVP II’s ALCs had a total average occupancy of approximately 82.2% and 89.6%, respectively.

     ARVP II was formed in February 1988 as a California limited partnership to develop, finance, acquire, and operate senior housing, inclusive of ALCs. The general partner of ARVP II as of December 31, 2002 is ARV Assisted Living, Inc., (“ARVAL” or “General Partner”). During fiscal year 2000,  former general partners Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as “special limited partners”) elected to be converted from general partners to special limited partners of ARVP II. Therefore, as of March 7, 2001 an amendment to the Partnership’s Certificate of Limited Partnership was filed with the State of California indicating that ARVAL is the Partnership’s only general partner. The General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to ARVP II limited partners’ rights to approve or disapprove of the sale of all or substantially all of the Partnership’s assets.

     On May 16, 1996, ARVAL tendered for the limited partnership units in ARVP II, at a net cash price of $720 per unit. Prior to the tender offer ARVAL owned 110 units. At the close of the tender offer on June 21, 1996, holders of approximately 15,524 units tendered their units representing approximately 44% of all outstanding units. On July 26, 1996, ARVAL initiated a second tender offer to purchase up to 3,715 additional limited partnership units at a net cash price of $720 per unit less second quarter distributions. At the close of the second tender offer on August 23, 1996, holders of approximately 2,164 units tendered their units representing approximately 6.2% of all units. During 1997, ARVAL acquired 525 additional limited partnership units at a net cash price of approximately $720 per unit. As of December 31, 2002, ARVAL owned 18,323 units or approximately 52.3% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

     ARVAL announced that on January 3, 2003, ARVAL, Prometheus Assisted Living LLC (“Prometheus”) and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger  Agreement”).

     Pursuant to the Merger Agreement, on the terms and conditions set forth therein,  Merger Sub will merger (the “Merger”) with and into ARVAL, with ARVAL as the surviving entity (the “Surviving Corporation”).  Upon consummation of the Merger, Prometheus will be the beneficial owner of 100% of the capital stock of the Surviving Corporation.  The Surviving Corporation will continue to be the managing General partner of ARVPII.

     The obligations of ARVAL, Prometheus, and Merger Sub to consummate the Merger are subject to certain closing conditions, including, among other thing, that ARVAL obtain the affirmative vote of a majority of all the outstanding common stock of ARVAL.  Prometheus currently owns approximately 43.56% of the ARVAL’s outstanding common stock and its affiliates holds a warrant, which if exercised would result in Prometheus and its affiliates, together, owning approximately 45.8% of the ARVAL’s outstanding common stock.

     ARVAL has filed proxy materials with the Securities and Exchange Commission for a special meeting of ARVAL’s stockholders to vote on the Merger.

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

     The Partnership believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of its residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain healthcare costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities provide. Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives.  The Partnership believes these trends will result in a growing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

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

     While Certificates of Need generally are not required for the ALCs, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on ALCs over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an ALC, provide an additional barrier to entry into the assisted living business.

     Cost Containment Pressures of Health Reform. In response to rapidly rising healthcare costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined “reasonable” charges. Managed care organizations, such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”) are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. The Partnership anticipates that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

     These cost containment measures have produced a “push-down” effect. As the number of patients being “pushed down” from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

ARVP II’s ASSISTED LIVING SERVICES

     The Partnership provides services and care that are designed to meet the individual needs of its residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of its ALCs by promoting their independence and dignity in a home-like setting.  The Partnership’s assisted living program includes the following:

•

Personalized Care Plan. The focus of the Partnership’s strategy is to meet the specific needs of each resident. The Partnership customizes its services beginning with the admissions process when the ALC’s management staff, the resident, the resident’s family, and the resident’s physician discuss the resident’s needs and develop a “personalized” care plan. If recommended by the resident’s physician, additional healthcare or medical services may be provided at the community by a third party home healthcare agency or other medical provider. The care plan is reviewed and modified on a regular basis.

•	Basic Service and Care Package. The basic service and care package at its ALCs generally includes:

	—	meals in a communal, “home-like” setting;
	—	housekeeping;
	—	linen and laundry service;
	—	social and recreational programs;
	—	utilities; and
	—	transportation in a van or minibus.

     Other care services can be provided under the basic package based upon the individual’s personalized healthcare plan. The Partnership’s policy is to charge base rents that are competitive with similar ALCs in the local market.

•

Additional Services. The Partnership’s assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident’s physical and mental health that is conducted by the community’s assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. The Partnership assigns points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident’s family. The community performs reassessments after the initial 30 days and periodically throughout the resident’s stay to ensure that the level of care the Partnership provides corresponds to changes in a resident’s condition. The types of services included in the assessment point calculation are:

	—	Medication management;
	—	Assistance with dressing and grooming;
	—	Assistance with showering;
	—	Assistance with continence;
	—	Escort services;
	—	Status checks related to a recent hospitalization, illness, history of falls; and
	—	Special nutritional needs and assistance with eating.

     In addition to the above services, the Partnership provides other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staff provide personalized care and specialized activity programs and oversee the medication regimens.

     In addition to the base rent, the Partnership typically charges between $425 and $1,900 per month plus an additional charge for higher levels of assisted living services. Fee levels vary from community to community and the Partnership may charge additional fees for other specialized assisted living services. The Partnership expects that an increasing number of residents will use additional levels of services as they age in its ALCs.  The Partnership’s internal growth plan is focused on increasing revenue by continuing to improve its ability to provide residents with these services.

     On a same community basis the average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,514 from $2,314 for the year ended December 31, 2002 and 2001, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, the Partnership may only be able to lease up its ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which the Partnership may increase rates. Because the Partnership must provide advance notice of rate increases, generally at least 30 days, increases may lag behind increases in operating expenses.

     Wellness Program.  The Partnership has implemented a Wellness Program for residents of its communities designed to identify and respond to changes in a resident’s health or condition. Together with the resident and the resident’s family and physician, as appropriate, the Partnership designs a solution to fit that resident’s particular needs.  The Partnership monitors the physical and mental wellbeing of its residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program the Partnership works with:

•	home healthcare agencies to provide services the community cannot provide;

•	physical and occupational therapists to provide services to residents in need of such therapy; and

•	long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

     The Partnership arranges for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, all of the Partnership’s ALCs have a comprehensive Wellness Program.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD LOOKING STATEMENTS

     ARVP II’s business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The Partnership has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks it faces. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these uncertainties, the Partnership caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date of this report.  The Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained here to reflect future events or developments.

     The Partnership has experienced growth through the development and acquisition of ALCs. Certain risks are inherent to acquisition and operation of ALCs. These risks include, but are not limited to:

•	its ability to access capital necessary for operations and acquisition;

•	dependence on the availability of adequate capital;

•	governmental regulation;

•	its ability to meet the Partnership’s indebtedness and leases;

•	competition; and

•	risks common to the assisted living industry.

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

     The Partnership estimated capital expenditure needs for the next 12 months are $1.0 million. As of December 31, 2002, the Partnership had $2.4 million in cash and cash equivalents. This means the Partnership has sufficient cash and cash equivalents to meet its estimated capital expenditure needs for the next 12 months. If, however its capital expenditures and operational costs exceed the

Partnership’s projections, it may have to obtain significant additional financing. There is no assurance that it will be able to obtain the financing on a timely basis, if at all. If the Partnership is unable to obtain the required financing on a timely basis it may not be able to execute its business plan.

COMPETITION

     The Partnership operates in a variety of markets. Competition to increase or maintain high occupancies is significant with numerous other companies representing national, regional, and local fragmented ownership. No one competitor tends to have a dominant market share within the Partnership’s niche. For the most part the Partnership has created a market niche based on mid-range pricing and competes on quality of service, services offered, reputation, location, and market longevity. However, in select markets the Partnership enjoys market dominance due to multiple locations in a single market.  The Partnership is continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

     The healthcare industry is highly competitive and the Partnership expects that the assisted living business, in particular, will become more competitive in the future. Currently, competition includes family members providing care at home; numerous local, regional and national providers of retirement, assisted living and long-term care whose facilities and services range from home-based healthcare to skilled nursing facilities; and acute care hospitals. In addition, the Partnership believes that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of the Partnership’s competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to the Partnership.

     The Partnership also expects to face increased competition for the acquisition and development of ALCs. Some of its present and potential competitors are significantly larger or have, or may obtain, greater financial resources than it has. These forces could limit the Partnership’s ability to attract residents, attract qualified personnel, expand its business, or increase the cost of future acquisitions, each of which could have a material adverse effect on its financial condition, results of operations and prospects.

GOVERNMENT REGULATION

     Assisted Living. The healthcare industry is subject to extensive federal, state and local regulation and frequent regulatory change. While such regulations vary by state, they typically relate to licensure, staffing, physical design, required services, and resident characteristics.  Currently, no federal rules explicitly define or regulate assisted living and a number of states have not yet enacted regulations or statutes specifically governing assisted living facilities. However, the Partnership is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and localities where it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, healthcare reforms that could impose additional regulations on us or limit the amounts that the Partnership may charge for its services.  The Partnership cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living, home healthcare, skilled nursing or healthcare industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or the Partnership’s results of operations of the company.

     SSI Payments. A portion of the Partnership’s revenue comes from residents who receive state sponsored Supplemental Security Income (“SSI”) payments. Revenue from these residents is generally lower than the amounts the Partnership receives from its other residents and could be subject to payment delay. Less than 4.0% of its residents are SSI residents.  The Partnership cannot assure that its percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if the Partnership were to become a provider of services under the Medicaid program, it would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

     There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns.  In particular, the Department of Health and Human Services (“DHHS”) has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).  Compliance with these privacy regulations generally becomes mandatory April 14, 2003.  These privacy regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information.  Under HIPAA, DHHS also has recently issued final security regulations that become mandatory in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted.  Further, DHHS has issued final regulations establishing standards and code sets that healthcare providers must use when conducting certain healthcare transactions electronically.  Compliance with these standards is required by October 16, 2003 for providers such as the Partnership, that filed for an extension in 2002.  Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties.  The Partnership will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA.  These statutes vary and could impose additional penalties.  The Partnership’s management believes that the Partnership should be able to replace or modify its systems and procedures to ensure compliance with HIPAA and such other legislation or regulations.  Management does not expect costs incurred to comply with HIPAA to have a material impact on the Partnership’s operating results.

     Federal and state anti-remuneration and self-referral laws, such as anti-kickback laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers.  These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services, and have often been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referrals.  In addition, there are various Federal and state laws prohibiting other types of fraud and abuse by health care providers, including criminal and civil provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid and failing to refund overpayments or improper payments.  Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare, Medicaid, and other state and Federal reimbursement programs.  There can be no assurance that such laws will be interpreted in a manner consistent with current or past practices of the Partnership.

INDEBTEDNESS AND LEASES

     The Partnership has financed and may continue to finance the operation of its ALCs through a combination of loans and leases. As of December 31, 2002, it had outstanding consolidated fixed rate indebtedness of $41.8 million. The fixed interest rates are ranging from 7.25% to 8.06%. The Partnership will devote a portion of its cash flow to debt service. There is a risk that it will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

RISKS COMMON TO ARVP II’s ASSISTED LIVING OPERATIONS

     Staffing and Labor Costs. The Partnership competes with other providers of assisted living and senior housing to attract and retain qualified personnel.  The Partnership also relies on the available labor pool of employees, and unemployment rates are low in many areas where it operates. The Partnership makes a genuine effort to remain competitive with other companies in its industry. Therefore, if it is necessary for the Partnership to increase pay and/or enhance benefits to maintain its competitive status in its industry, the Partnership’s labor costs could rise. The Partnership cannot provide assurance that if its labor costs do increase, they can be matched by corresponding increases in rental or assisted living revenue.

     Obtaining Residents and Maintaining Rates. For the year ended December 31, 2002, ARVP II’s ALCs had an average combined occupancy rate of 82.2%. Occupancy may drop in its ALCs, primarily due to:

•	changes in the health of residents;

•	increased competition from other assisted living providers, particularly those offering newer ALCs;

•	the reassessment of residents’ physical and cognitive state and changes in management and staffing.

     The Partnership cannot assure that, at any time, any ALC will be substantially occupied at assumed rents. In addition, the Partnership may only achieve full occupancy at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which the Partnership may increase prices. The implementation of rate increases for residents of new acquisitions may lag behind increases in operating expenses. In addition, if the Partnership fails to generate sufficient revenue, it may be unable to meet minimum rent obligations under the Partnership’s long-term operating leases or to make interest and principal payments on its indebtedness.

     General Real Estate Risks. The performance of ARVP II’s ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

•	an oversupply of, or a reduction in demand for, ALCs in a particular market;

•	the attractiveness of properties to residents;

•	zoning, rent control, environmental quality regulations or other regulatory restrictions;

•	competition from other forms of housing;

•	its ability to provide adequate maintenance and insurance;

•	its ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

     Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the Partnership’s ability to vary its portfolio promptly in response to changes in economic or other conditions. If the Partnership fails to operate its ALCs effectively, it may have a material adverse effect on its business, financial condition and operating results.

     Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When the Partnership acquires land for development or existing facilities, the Partnership typically obtains environmental reports on the properties as part of its due diligence in order to lessen its risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner’s liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with the landlords of facilities, the Partnership typically enters into environmental indemnity agreements in which the Partnership agrees to indemnify the landlord against all risk of environmental liability, both during the term of the lease and beyond. In connection with the ownership or operation of ARVP II’s properties, the Partnership could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

     Restrictions Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties.  The Partnership believes that its properties are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, the Partnership would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons and the costs of compliance could be substantial.

     Geographic Concentration. All of ARVP II’s ALCs are located in California. The market value of these ALCs and the income generated from the properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in California, and by acts of nature.  The Partnership cannot provide assurance that such geographic concentration will not have an adverse impact on its business, financial condition, operating results or prospects.

     Insurance. The Partnership believes that it maintains adequate insurance coverage, based on the nature and risks of its business, historical experience and industry standards.  The Partnership’s business entails an inherent risk of liability. In recent years, the Partnership and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories which may involve large claims and significant legal costs. From time to time the Partnership is subject to such suits because of the nature of its business.  The Partnership cannot assure that claims will not arise that exceed its insurance coverage limits excluded under the coverage.  A successful claim against us that is not covered by, or is in excess of the Partnership’s insurance limits, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against the Partnership, regardless of their merit or eventual outcome, may also have a material adverse effect on the Partnership’s ability to attract residents or expand its business and would consume considerable management time.  The Partnership must renew its insurance policies annually and can provide no assurance that it will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry and those remaining have increased premiums and deductibles substantially. Consistent with this trend, the Partnership’s general liability coverage is subject to $0.25 million deductible per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002, the Partnership’s general liability deductible per occurrence has again been materially increased to $1 million.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and a third party actuarial study. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

ITEM 2.    PROPERTIES

     The following table sets forth, as of December 31, 2002, the location, the date on which operations commenced, the number of units, and the Partnership’s interest in its ALCs.

COMMUNITY	LOCATION	OPERATIONS COMMENCED	UNITS	INTEREST

Retirement Inn of Burlingame	Burlingame, CA	1989	67	Fee-Owned
Retirement Inn of Campbell	Campbell, CA	1989	71	Fee-Owned
Covina Villa	Covina, CA	1988	63	Fee-Owned, subject to ground lease through July 1, 2037
Retirement Inn of Daly City	Daly City, CA	1989	95	Fee-Owned
Retirement Inn of Fremont	Fremont, CA	1989	68	Fee-Owned
Retirement Inn of Fullerton	Fullerton, CA	1989	68	Fee-Owned
Montego Heights Lodge	Walnut Creek, CA	1989	163	Fee-Owned
Retirement Inn of Sunnyvale	Sunnyvale, CA	1989	120	Fee-Owned
Valley View Lodge	Walnut Creek, CA	1989	125	Fee-Owned
Inn at Willow Glen	San Jose, CA	1989	83	Leased, lease termination of November 22, 2007 with an additional 10 year option

ITEM 3.    LEGAL PROCEEDINGS

     During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. In 2002, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration in the third quarter of 2003.

     Except as described above, and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceeding pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to Unitholders during the fiscal year.

PART II

ITEM 5.    MARKET FOR OUR COMMON EQUITY AND RELATED UNITHOLDER MATTERS

     There is no established public trading market for ARVP II’s securities. As noted in Item 1, ARVAL, its General Partner, tendered for ARVP II’s limited partnership units in May 1996 and July 1996. During 1997, ARVAL acquired 525 additional units at a net cash price of approximately $720 per unit. As of March 10, 2003, ARVAL owned 18,323 limited Partnership units or approximately 52.3% of outstanding limited partner units.

     As of March 10, 2003, there were approximately 1,728 Unit Holders of record owning 35,019.88 units. For the years ended December 31, 2002, 2001, and 2000, the Partnership made limited partner distributions of $84.81 per unit, $14.13 per unit, and $2.12 per unit, respectively. The return of capital for the years ended December 31, 2002, 2001, and 2000 was $0.00 per unit, $0.00 per unit, and $2.12 per unit, respectively. The distributions of earnings for the years ended December 31, 2002, 2001, and 2000 of $84.81 per unit, $14.13 per unit, and $0.00 per unit, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents selected financial data as of the fiscal year end for each of our last five fiscal years. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7. This table is not covered by the Independent Auditors’ Report.

	2002	2001	2000	1999	1998

	(IN THOUSANDS EXCEPT UNIT DATA)
Revenue	$23,430	$23,458	$21,316	$20,876	$19,599
Net income (loss)	1,195	985	(687)	1,435	1,813
Net income (loss) (per limited partner unit)	33.78	27.85	(19.42)	40.99	51.25
Total assets	39,336	41,568	39,556	38,543	21,836
Partners’ capital (deficit)	(4,976)	(3,171)	(3,656)	(2,895)	13,439
Notes payable	41,776	42,024	41,226	39,545	6,170
Per limited partner unit:
Distributions of earnings	84.81	14.13	0.00	40.99	51.25
Distributions - return of capital	0.00	0.00	2.12	461.33	2.38
Total distributions	84.81	14.13	2.12	502.32	53.63

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent.  Revenue is recognized in the month earned for rent and assisted living services.

     Carrying Value of Real Estate. Property, furniture and equipment are stated at cost less accumulated depreciation and those values are charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Lease term
Furniture, fixtures and equipment	3 to 7 years

     The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

     General Liability Insurance. The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Partnership's estimates of the aggregate liability for claims incurred based on the Partnership's experience.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The only impact the Partnership expects of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Partnership does not believe that the adoption of EITF 00-21 will have a material impact on the consolidated financial statements.

LIQUIDITY

     On a long-term basis, ARVP II’s liquidity is sustained primarily from cash flow provided by operating activities. During 2002, net cash provided by operating activities was approximately $2.2 million compared to approximately $3.7 million and $0.2 million for 2001 and 2000, respectively.

     Given the age of the ALCs (ages range from 14 to 26 years with an average age of 22.5 years), the General Partner has continued the Partnership’s refurbishment program put in place to repair, maintain and physically improve its ALCs. The Partnership expects to fund repairs and improvements primarily from its operating cash flow. As a result of the planned renovations, the Partnership’s General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. The General Partner expects that the cash to be generated from operations of the Partnership’s communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

     During 2002, net cash used in investing activities was $1.0 million compared to $1.3 million and $1.1 million for 2001 and 2000, respectively.

     During 2002, net cash used in financing activities was $3.3 million compared to $0.2 million in 2001 and net cash provided by financing activities of $1.1 million for 2000. The principal components for 2002 were principal repayments of $0.2 million for loans; and distributions to partners of $3.0 million.

     On June 28, 1999, the Partnership obtained financing on the eight owned communities in an aggregate principal amount of $39.2 million at a rate of interest of 9.15% with a maturity date of June 28, 2001. As part of the loan requirements, the Partnership created a wholly-owned subsidiary, Retirement Inns II, LLC, as a special purpose entity. The loan term was for 24 months and was secured by the various properties; in addition, the General Partner was a limited guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans were due June 2001. Four of the loans were refinanced during the year ended December 31, 2000 with 35-year loans at between 8.00 to 8.06%. During 2001, the remaining four loans were  refinanced with 35-year loans at interest rates between 7.25% to 7.79%.

     The Partnership elected to refinance to:

•	take advantage of lower fixed interest rates available at the time; and

•	extend maturities to 35 years.

     In connection with an attempted refinancing of the ALC mortgage debt, during 1998, the Partnership paid a lender approximately $1.3 million of fees for an interest rate lock and $0.1 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.3 million of the interest rate lock fees in January 1999 and $0.2 million in June 2000 as full and final settlement. The Partnership included the amounts received in June 2000 in interest expense in the accompanying condensed consolidated statements of operations for the year ended December 31, 2000.

     The General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from ARVP II’s operations or sale of properties.  The General Partner believes that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates. The Partnership has notes payable of approximately $41.8 million as of December 31, 2002, which mature over the next 34 years.

CAPITAL RESOURCES

     For the most recent three years, the Partnership has continued its refurbishment program in order to repair, maintain and physically improve the ten ALCs. These refurbishment expenditures were funded with cash flow from operations.  The Partnership expects to continue the refurbishment program and expect that the funds for these improvements should be available from operations, cash on hand or other financing alternatives. The Partnership estimated capital needs for acquisitions and development over the next 12 months is $1.0 million. Other than as disclosed above, there are no known material trends, favorable or unfavorable, in its capital resources, and there is no expected change in the mix of such resources.

     In order to protect the Partnership against lawsuits and claims relating to general and professional liability, the Partnership currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, its coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, the Partnership’s general liability coverage is subject to $0.25 million deductible per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002, the Partnership’s general liability deductible per occurrence has again been materially increased to $1 million.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and a third party actuarial study. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     The following table sets forth a comparison of the year ended December 31, 2002 and the year ended December 31, 2001.  The percentage increase (decreases) are based upon whole numbers and will not compute using rounded numbers.

(DOLLARS IN MILLIONS)	2002	2001	Increase/ (decrease)

Revenues:
Rent and assisted living	$22.90	$22.96	(0.25)%
Interest and other	0.53	0.50	6.06%

Total revenues	23.43	23.46	(0.12)%

Costs and expenses:
Rental property operations and assisted living	14.82	14.78	0.25%
General and administrative	1.07	1.18	(9.26)%
Communities rent	0.37	0.38	(0.80)%
Depreciation and amortization	1.48	1.51	(2.31)%
Property taxes	0.60	0.66	(8.66)%
Advertising	0.36	0.32	14.15%
Interest	3.52	3.58	(1.70)%

Total costs and expenses	22.22	22.41	(0.82)%

Income from operations before franchise taxes and extraordinary item	1.21	1.05	14.75%
Franchise taxes	(0.01)	(0.01)	10.00%

Income from operations before extraordinary item	1.20	1.04	14.79%
Extraordinary loss from write-off of loan fees due to refinancing	—	(0.06)	(100.00)%

Net income	$1.20	$0.98	21.32%

The decrease of $0.06 million, or (0.25)%, in rent and assisted living revenues is primarily attributable to:
•	the decrease in average occupancy to 82.2% for the year ended December 31, 2002 from 89.6% for the year ended December 31, 2001; offset by
•	the increase in rent and assisted living average rate per occupied unit to $2,514 for the year ended December 31, 2002 as compared with $2,314 for the year ended December 31, 2001; and
•	the increase in assisted living penetration to 57.9% for the year ended December 31, 2002 as compared with 54.6% for the year ended December 31, 2001.

The increase in rental property operations and assisted living expenses of $0.04 million, or 0.25%, is primarily attributable to:
•	increased wages of staff ;
•	increased payroll costs including incentive programs, medical insurance and worker’s compensation; partially offset by
•	decreased variable expenses, purchased services, and utilities cost as the result of a decrease in occupancy.

The decrease in general and administrative costs of $0.11 million, or (9.26)%, is primarily attributable to:
•	decreased legal expense due to a lawsuit settlement at one of our ALCs in late 2001;
•	decreased accounting and consulting fees; partially offset by
•	increased property general liability insurance.

The decrease in depreciation and amortization of $0.03 million, or (2.31)%, is primarily due to:
•	decreased amortization of loan fees as a result of the refinancing of certain loans in 2001; partially offset by
•	increased depreciation expense for capital improvement additions.

     The decrease in property taxes of $0.06 million, or (8.66)% is primarily due to prior year property tax refunds received in 2002 as the county reassessed the asset values of some of our ALCs.

     The increase in advertising expenses of $0.04 million, or 14.15%, is primarily due to the increase in promotions, special events and yellow pages advertising in an effort to promote occupancy.

     The decrease in interest expense of $0.06 million, or (1.70)%, is primarily attributable to principal repayments of loans and lower interest rates due to the 2001 refinancings.

THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     The following table sets forth a comparison of the year ended December 31, 2001 and the year ended December 31, 2000.  The percentage increase (decreases) are based upon whole numbers and will not compute using rounded numbers.

(DOLLARS IN MILLIONS)	2001	2000	Increase/ (decrease)

Revenues:
Rent and assisted living	$22.96	$20.93	9.73%
Interest and other	0.50	0.40	27.25%

Total revenues	23.46	21.33	10.05%

Costs and expenses:
Rental operations and assisted living	14.78	13.96	5.99%
General and administrative	1.18	0.64	84.19%
Communities rent	0.38	0.36	5.32%
Depreciation and amortization	1.51	2.30	(34.20)%
Property taxes	0.66	0.71	(7.45)%
Advertising	0.32	0.36	(11.91)%
Interest	3.58	3.37	6.32%

Total costs and expenses	22.41	21.70	3.34%

Income (loss) from operations before franchise taxes and extraordinary item	1.05	(0.37)	386.38%
Franchise taxes	(0.01)	(0.01)	0.00%

Income (loss) from operations before extraordinary item	1.04	(0.38)	386.13%
Extraordinary loss from write-off of loan fees due to refinancing	(0.06)	(0.31)	(81.94)%

Net income (loss)	$0.98	$(0.69)	243.37%

The increase of $2.0 million, or 9.73%, in rent and assisted living revenues is primarily attributable to:
•	the increase in average rate per occupied unit to $2,314 for the year ended December 31, 2001 as compared with $2,132 for the year ended December 31, 2000;
•	the increase in average occupancy to 89.6% for the year ended December 31, 2001 as compared with 88.8% for the year ended December 31, 2000; and
•	the increase in assisted living penetration to 54.6% for the year ended December 31, 2001 compared with 53.6% for the year ended December 31, 2000.

The increase in rental operations and assisted living expenses of $0.82 million, or 5.99%, is primarily attributable to:
•	increased wages of staff ;
•	increased payroll costs including incentive programs, medical insurance and worker’s compensation;
•	increased utilities cost;
•	increased management fees as a result of an increase in revenue; offset by
•	decreased variable expenses and purchased services as the result of cost control efforts.

The increase in general and administrative costs of $0.54 million, or 84.19%, is primarily attributable to:
•	increased legal expense due to a lawsuit settlement at one of our ALCs;
•	increased property general liability insurance; and
•	increased accounting and consulting fees.

The decrease in depreciation and amortization of $0.79 million, or (34.20)%, is primarily due to the reduced amortization of loan fees as a result of the refinancing of certain loans.

     The decrease in advertising expenses of $0.04 million, or (11.91)%, is primarily due to the reduction in promotions and printed materials and their replacement with employee referral programs and move-in bonus programs.

The increase in interest expenses of $0.21million, or 6.32%, is primarily attributable to:
•	the higher balances of mortgages as the result of refinancing;
•	the mortgage insurance expense incurred on the new refinanced loans; offset by
•	lower interest rates; and
•	a recovery of $228,000 of interest rate lock and commitment fees in June 2000 that relate to failed refinancing of certain notes payable in 1998.

The extraordinary loss of $0.1 million is the result of the write off of loan fees due to the refinancing of four properties in December 2001.

FUTURE CASH DISTRIBUTIONS

     The General Partner believes that the Partnership’s ability to make cash distributions to limited partners depends on factors such as (i) its ability to rent the available units and maintain high occupancies and rates; (ii) its ability to control both operating and administrative expenses; (iii) its ability to maintain adequate working capital; (iv) the absence of any significant losses from uninsured property damage, deductibles for general and professional liability claims or future litigation; (v) its ability to generate proceeds from the sales of properties and (vi) its ability to renew the final existing lease under favorable terms.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Report of Independent Auditors are listed at Item 15 and are included beginning on Page 23.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.    OUR DIRECTORS AND EXECUTIVE OFFICERS

As an entity, the Partnership has no directors or executive officers.  As of December 31, 2002, our general partner is ARV Assisted Living, Inc. (“ARVAL”), which serves as the Managing General Partner.  The Partnership’s General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to the limited partners’ rights to approve or disapprove of the sale of all or substantially all of our assets.  Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins elected to be converted from general partners to special limited partners during the fiscal year of 2000, and an amendment to our Certificate of Limited Partnership was filed with the State of California as of March 7, 2001.

Executive Officers and Directors of our General Partner

     The following table sets forth certain information regarding the executive officers and directors of ARVAL as of December 31, 2002.

Name	Age	Position with the Company

Douglas M. Pasquale	48	Chief Executive Officer and Chairman of the Board
Abdo H. Khoury	53	President and Chief Financial Officer of ARVAL
Maurice J. Dewald	62	Director
David P. Collins	65	Director
John A. Moore	41	Director
Robert C. Larson	68	Director

     DOUGLAS M. PASQUALE, has served as the Chief Executive Officer of ARVAL since March, 1999.  Mr. Pasquale also serves as a Director of ARVAL, a position he has held since October 1998 and as the Chairman of the Board of Directors of ARVAL, a position he has held since December 1999.  He joined ARVAL as President and Chief Operating Officer on June 1, 1998.  Prior to joining ARVAL, Mr. Pasquale was employed from 1986 until 1998 in various capacities by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado including as its President and Chief Executive Officer from 1996 to 1998 and as its Chief Financial Officer from 1994 to 1996.

     ABDO H. KHOURY, has served President of ARVAL since January 2001and has served as Chief Financial Officer and Secretary of ARVAL since March 30, 1999.  Previously he served as Vice President, Asset Strategy and Treasury of ARVAL, a position he held from January 1999 until March 1999, and as President of the Apartment Division, a position he held from May 1997 until January 1999.  Prior to joining ARVAL, Mr. Khoury was a principal with Financial Performance Group in Newport Beach, California, from 1991 to 1997.

     MAURICE J. DEWALD, has served as a Director of ARVAL since 1995.  Mr. Dewald is the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a firm he founded in 1992.  He currently serves as a Director of Tenet Healthcare Corporation, Mizuho Corporate Bank of California and Advanced Materials Group, Inc.

     DAVID P. COLLINS, has served as a Director of ARVAL since 1985.  From 1985 to January 1998, Mr. Collins was a Senior Vice President of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently is President and Chief Executive Officer of Euro Senior Living, Lisbon, Portugal.

     JOHN A. MOORE, has served as a Director of ARVAL since 1999.  Mr. Moore is a managing principal of Lazard Frères Real Estate Investors L.L.C. and its Chief Financial Officer.  He joined Lazard in 1998 from World Financial Properties, where he had served as an Executive Vice President and Chief Financial Officer since 1996.  Prior to his employment with World Financial Properties, from 1988 until 1996 Mr. Moore worked with Olympia and York as Senior Vice President, Finance.

     ROBERT C. LARSON, has served as a Director of ARVAL since 2002.  Mr. Larson is a chairman and managing principal of Lazard Freres Real Estate Investors L.L.C. and a managing director of Lazard Freres & Co. LLC.   Prior to joining LFREI in 2000, Mr. Larson served in various capacities over a 26-year career with the Taubman Co., including chairman of Taubman Realty Group (1990-1998), vice chairman of Taubman Centers Inc.  (1990-2000), CEO (1998-1990), and president and COO (1978-1988). He retired from active management responsibilities at Taubman in December 1998 and as vice chairman and director in May 2000.

     None of the above-noted directors or officers is related to any other director or officer by blood or marriage and none of the directors or officers is involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

As an entity, the Partnership has no officers or directors.  Its General Partner manages ARVP II.  The Partnership compensates its General Partner as set forth in the table below.  Note that during the fiscal year 2000 the Special Limited Partners were general partners of ARVP II and, as such, were entitled to compensation set forth below.

Acquisition Fees
(ARV Assisted Living, Inc.)

A property acquisition fee of 2% of Gross Offering Proceeds (as defined in the ARVP II Partnership Agreement) to be paid for services in connection with the selection and purchase of projects and related negotiations. In addition, a development, processing and renovation fee of 5.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing ALCs and the development, processing or construction of projects we have developed. There were no property acquisition fees or development, processing and renovation fees for the years ended December 31, 2002, 2001 and 2000.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)

Rent-up and staff training fees of 4.5% of the Gross Offering Proceeds allocated to each specific acquired or developed Project. Such fees will be paid for services in connection with the opening and initial operations of the projects including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ended December 31, 2002, 2001 and 2000.

Property Management Fees
(ARV Assisted Living, Inc.)

A property management fee of 5% of gross revenue is paid for managerial services including general supervision, hiring of onsite management personnel employed by ARVAL, renting of units, installation and provision of food service, maintenance, and other operations. For the years ended December 31, 2002, 2001, and 2000, the property management fee amounted to $1,168,000, $1,163,000, and $1,056,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)

A partnership management fee of 10% of cash flow before distributions is paid for implementing our business plan and supervising and managing our affairs including general administration and coordination of legal, audit, tax, and insurance matters. For the years ended December 31, 2002, 2001, and 2000, our partnership management fee amounted to $248,000, $246,000, and $246,000, respectively.

Sale of Partnership Projects
(General Partners)

The ARVP II Limited Partnership Agreement permits payment in the form of real estate commissions to the General Partner or its Affiliates. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the years ended December 31, 2002, 2001, and 2000, no real estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)

ARVAL is entitled to receive 15% of the proceeds of sale or refinancing of assets of the partnership subordinated to a return to the limited partners of Initial Capital Contributions (as defined in the ARVP II, Partnership Agreement) plus an 8%-10% (depending on the timing of the limited partners’ investment) per annum cumulative, but not compounded, return thereon from all sources. For the years ended December 31, 2002, 2001 and 2000, no incentive compensation was earned.

Partnership Interest
(General Partner and Special Limited Partners)	1% of all items of capital, profit or loss, and liquidating Distributions, subject to a capital account adjustment, are paid to the General Partners and Special Limited Partners.

Reimbursed Expenses
(General Partners)

All of the Partnership’s expenses are billed directly to and paid by the Partnership.  The General Partner may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by the Partnership.  ARVAL is reimbursed for administrative services necessary to the Partnership’s prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount that the Partnership would be required to pay to independent parties for comparable administrative services in the same geographic location. Total reimbursements to ARVAL amounted to $10.6 million, $9.8 million, and $10.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

See also Footnote 3 of Notes to Financial Statements (Transactions with AFFILIATES).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Limited Partnership	ARV Assisted Living, Inc.	18,323 units	52.3%
Units	245 Fischer Ave., D-1 Costa Mesa, CA 92626	direct ownership

There are no equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the compensation earned by ARVP II’s General Partner, as set out under Item 11 above, no General Partner or Affiliate receives any direct or indirect compensation from the Partnership.  ARVAL receives a management fee of 5% of Gross Revenues (as defined in the ARVP II Partnership Agreement). Because these fees are payable without regard to whether particular ALCs are generating Cash Flow (as defined in the ARVP II Partnership Agreement) or otherwise benefiting the Partnership, a conflict of interest could arise in that it might be to the advantage of ARVAL that a community be retained or refinanced rather than sold. On the other hand, an affiliate of ARVAL may earn a real estate commission on sale of a property, creating an incentive to sell what might be a profitable property.

     ARVP II’s General Partner has authority to invest the Partnership’s funds in properties or entities in which it or any of its affiliates have an interest, provided the Partnership acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted.  ARVAL or any of its affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Partnership, provided that such property is purchased by the Partnership at cost (including acquisition, closing and carrying costs).  ARVAL will not commingle the Partnership’s funds with those of any other person or entity.

     Conflicts of interest exist to the extent that ALCs owned or operated compete, or are in a position to compete, for residents, general managers or key employees with ALCs owned or operated by ARVAL and affiliates in the same geographic area. ARVAL seeks to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any ALC.

     Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time the Partnership does.  ARVP II’s General Partner seeks to reduce any such conflicts by making prospective purchasers aware of all ALCs available for sale.

ITEM 14.    CONTROLS AND PROCEDURES

     ARVPII’s  General Partner, by its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this annual report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

	•	Independent Auditors’ Report;

	•	Consolidated Balance Sheets - December 31, 2002 and 2001;

	•	Consolidated Statements of Operations - Years Ended December 31, 2002, 2001, and 2000;

	•	Consolidated Statements of Partners’ Capital (Deficit) - Years Ended December 31, 2002, 2001 and 2000;

	•	Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000;

	•	Notes to Consolidated Financial Statements; and

	•	Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 2002.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)

Reports on Form 8-K. The Partnership filed an 8-K report regarding a proposed merger agreement between  our General Partner (ARV Assisted Living, Inc.) and Prometheus Assisted Living, LLC on January 13, 2003.

(c)	Exhibits

		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.
ARV ASSISTED LIVING, INC.
GENERAL PARTNER

By	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DOUGLAS M. PASQUALE	Chief Executive Officer (Principal Executive Officer)	March 28, 2003

Douglas M. Pasquale

/s/ ABDO H. KHOURY	President and Chief Financial Officer (Principal Financial & Accounting Officer)	March 28, 2003

Abdo H. Khoury

/s/ JOHN A. MOORE	Director	March 28, 2003

John A. Moore

/s/ DAVID P. COLLINS	Director	March 28, 2003

David P. Collins

/s/ MAURICE J. DEWALD	Director	March 28, 2003

Maurice J. DeWald

/s/ ROBERT C. LARSON	Director	March 28, 2003

Robert C. Larson

CERTIFICATIONS

I,  Douglas M. Pasquale, certify that:

1.   I have reviewed this annual report on Form 10-K of American Retirement Villas Properties II;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer of ARV Assisted Living, Inc. Managing General Partner

I,  Abdo H. Khoury, certify that:

1.   I have reviewed this annual report on Form 10-K of American Retirement Villas Properties II;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer of ARV Assisted Living, Inc. Managing General Partner

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Annual Report - Form 10-K

Financial Statements and Schedule

Items 8 and 15(a)

December 31, 2002, 2001 and 2000

(With Independent Auditors’ Report Thereon)

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Annual Report - Form 10-K

Items 8 and 15(a)

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors’ Report

To ARV Assisted Living, Inc.
     as the Managing General Partner
     of American Retirement Villas Properties II:

We have audited the consolidated financial statements of American Retirement Villas Properties II, a California limited partnership, and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, California February 28, 2003

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands, except units)

	2002	2001

ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $9,911and $9,009 in 2002 and 2001, respectively	19,454	20,018
Leasehold property and improvements, less accumulated depreciation of $1,373 and $1,311 in 2002 and 2001, respectively	312	352
Furniture, fixtures and equipment, less accumulated depreciation of $1,422 and $1,384 in 2002 and 2001, respectively	1,394	1,260

Net properties	32,613	33,083
Cash and cash equivalents	2,366	4,416
Other assets, including impound accounts of $2,696 and $2,628 in 2002 and 2001, respectively	4,357	4,069

	$39,336	$41,568

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Liabilities:
Notes payable	$41,776	$42,024
Accounts payable	192	208
Accrued expenses	1,986	2,233
Amounts payable to affiliate	340	236
Distributions payable to Partners	18	38

Total liabilities	44,312	44,739

Partners’ capital (deficit):
General partners	1	1
Special limited partners	97	115
Limited partners, 35,020 units authorized, issued and outstanding	(5,074)	(3,287)

Total partners’ capital (deficit)	(4,976)	(3,171)

Commitments and contingencies (note 5)	$39,336	$41,568

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000

(In thousands, except amounts per unit)

	2002	2001	2000

Revenues:
Rent	$18,869	$19,034	$17,242
Assisted living	4,036	3,929	3,685
Interest	58	175	190
Other	467	320	199

Total revenues	23,430	23,458	21,316

Costs and expenses:
Rental property operations (including $8,500, $7,699, and $6,630 related to affiliates in 2002, 2001,and 2000, respectively)	12,104	11,975	11,293
Assisted living (including $2,686, $2,802 and $2,628 related to affiliates in 2002, 2001, and 2000, respectively).	2,716	2,808	2,654
General and administrative (including $744, $534, and $246 related to affiliates in 2002, 2001 and 2000, respectively)	1,068	1,177	639
Communities rent	373	376	357
Depreciation and amortization	1,477	1,512	2,298
Property taxes	601	658	711
Advertising	363	318	361
Interest	3,522	3,583	3,370

Total costs and expenses	22,224	22,407	21,683

Income (loss) from operations before franchise taxes and extraordinary item	1,206	1,051	(367)
Franchise taxes	11	10	10

Income (loss) from operations before extraordinary item	1,195	1,041	(377)
Extraordinary loss from write-off of loan fees due to refinancing	—	56	310

Net income (loss)	$1,195	$985	$(687)

Net income (loss) per limited partner unit	$33.78	$27.85	$(19.42)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Consolidated Statements of Partners’ Capital (Deficit)

Years ended December 31, 2002, 2001 and 2000

(In thousands, except amounts per unit)

	GENERAL PARTNERS	SPECIAL LIMITED PARTNERS	LIMITED PARTNERS	TOTAL PARTNERS’ CAPITAL (DEFICIT)

Balance at December 31, 1999	119	—	(3,014)	(2,895)
Change in status of general partners to special limited partners	(118)	118	—	—
Distribution to partners ($2.12 per limited partner unit)	—	—	(74)	(74)
Net loss	—	(7)	(680)	(687)

Balance at December 31, 2000	1	111	(3,768)	(3,656)
Distribution to partners ($14.13 per limited partner unit)	—	(5)	(495)	(500)
Net income	—	9	976	985

Balance at December 31, 2001	1	115	(3,287)	(3,171)
Distribution to partners ($84.81 per limited partner unit)	—	(30)	(2,970)	(3,000)
Net income	—	12	1,183	1,195

Balance at December 31, 2002	$1	$97	$(5,074)	$(4,976)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,195	$985	$(687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,477	1,512	2,298
Extraordinary loss from write-off of loan fees due to refinancing	—	56	310
Change in assets and liabilities:
(Increase) decrease in other assets	(335)	434	(1,843)
(Decrease) increase in accounts payable and accrued expenses	(263)	609	236
Increase (decrease) in amounts payable to affiliate	104	107	(161)

Net cash provided by operating activities	2,178	3,703	153

Cash flows used in investing activities:
Capital expenditures	(952)	(1,294)	(1,111)
Refund of purchase deposit, net	—	3	(3)

Net cash used in investing activities	(952)	(1,291)	(1,114)

Cash flows from financing activities:
Principal repayments on notes payable	(248)	(11,636)	(28,096)
Proceeds from notes payable	—	12,434	29,778
Loan fees	(8)	(484)	(488)
Distributions paid	(3,020)	(487)	(58)

Net cash (used in) provided by financing activities	(3,276)	(173)	1,136

Net increase in cash and cash equivalents	(2,050)	2,239	175
Cash and cash equivalents at beginning of year	4,416	2,177	2,002

Cash and cash equivalents at end of year	$2,366	$4,416	$2,177

Supplemental disclosure of cash flow information - cash paid during the year for interest	$3,321	$3,169	$3,811

Supplemental disclosure of noncash financing activities - distributions accrued to partners	$18	$38	$25

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited partnership)

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

CAPITAL EXPENDITURES

     The Partnership capitalizes all assets, obtained by purchase, trade or capital lease that have a useful life of more than one year, and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1,000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Refurbishment expenditures are expensed as incurred.

CARRYING VALUE OF REAL ESTATE

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Lease term
Furniture, fixtures and equipment	3 to 7 years

     The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

USE OF ESTIMATES

     In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

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

IMPOUND ACCOUNTS

     The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets.

LOAN FEES

     The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, and includes them in other assets.

REVENUE RECOGNITION

     Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent.  Revenue is recognized in the month earned for rent and assisted living services.

ADVERTISING COSTS

     The Partnership expenses all advertising costs as they are incurred.

GENERAL LIABILITY INSURANCE

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

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that we will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership has received an opinion of counsel as to our tax status prior to the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

     Following are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles (“GAAP”) and for Federal income tax reporting purposes at December 31 (in thousands):

	2002		2001

	GAAP BASIS	TAX BASIS(1)	GAAP BASIS	TAX BASIS(1)

Total assets	$39,336	$47,361	$41,568	$43,864

Total liabilities	$44,312	$44,312	$44,739	$44,739

     Following are the differences between the financial statement and tax return income (in thousands):

	2002	2001	2000

Net income (loss) per financial statements	$1,195	$985	$(687)
Guaranteed payments to partners(1)	1,412	1,410	1,302
Depreciation differences on property(1)	(525)	(439)	(398)
Amortization differences on intangible assets(1)	37	40	36
Other(1)	(275)	455	(69)

Taxable income per Federal tax return(1)	$1,844	$2,451	$184

(1) Unaudited

NET INCOME (LOSS) PER LIMITED PARTNER UNIT

     The Partnership based net income (loss) per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the years ended December 31, 2002, 2001 and 2000.

RECLASSIFICATIONS

     The Partnership has reclassified certain prior period amounts to conform to the December 31, 2002 presentation.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The only impact the Partnership expects of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after December 15, 2002.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Partnership does not believe that the adoption of EITF 00-21 will have a material impact on the consolidated financial statements.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

     ARVP II was formed on February 9, 1988 for the purpose of acquiring, developing and operating residential retirement communities. The Partnership’s term is 59 years and may be dissolved earlier under certain circumstances. Limited Partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGHs and pension plans and 5 units for all other investors) were offered for sale to the general public. A maximum number of 35,000 units were offered at $1,000 per unit and an additional 25 units were issued in lieu of commissions. The Partnership was initially capitalized by a $1,000 contribution from a Limited Partner and a $500 contribution from the Partnership’s General Partner and Special Limited Partners.  The Partnership reached its maximum capitalization in October 1989, representing a total capital investment of $35,000,000. In June 1990, the Partnership repurchased and effectively retired 5 units for $4,600 (the balance of unreturned initial contributions) from a Limited Partner. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

     ARVP II’s General Partner is ARV Assisted Living, Inc. (“ARVAL”), a Delaware corporation, and the individual special limited partners are John A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. ARVP II’s General Partner and special limited partners are not required to make capital contributions to the Partnership.

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

     Cash available for distribution from operations, which is determined at the sole discretion of the General Partner, is to be distributed 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99.00% to the Limited Partners.

     Upon any sale, refinancing or other disposition of our real properties, distributions are to be made, 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99.00% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner’s investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner’s investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be 15% split between the General Partner and Special Limited Partners according to their partnership interests and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets the Partnership owns are to be distributed in accordance with positive capital account balances.

(3) TRANSACTIONS WITH AFFILIATES

     ARVP II’s properties are managed by ARVAL. For this service the Partnership pays a property management fee of 5% of gross revenues amounting to $1,168,000, $1,163,000, and $1,056,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Partnership pays a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $248,000, $246,000, and $246,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

     The Partnership reimburses ARVAL for certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses they pay on our behalf. The total reimbursements to ARVAL are included in rental property operations, assisted living and general and administrative expenses in the accompanying statements of operations and amounted to $10.6 million, $9.8 million, and $10.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Prior to 1995, the Partnership paid its General Partner an investment advisory fee for services rendered with respect to property acquisitions up to a maximum of 2% of the gross offering proceeds. In addition, the General Partner was entitled to a development and processing fee of a maximum of 5.5% of gross offering proceeds allocated to a particular project. Investment advisory and development and processing fees were capitalized to properties to the extent that gross offering proceeds were allocated to the respective properties acquired.

     Amounts payable to affiliates at December 31, 2002 and 2001 include expense reimbursements and accrued property management and partnership management fees.

(4) PROPERTIES

     The following table sets forth, as of December 31, 2002, the location, the date on which operations commenced and number of units in the property.

COMMUNITY	LOCATION	OPERATIONS COMMENCED	UNITS

Retirement Inn of Burlingame	Burlingame, CA	1989	67
Retirement Inn of Campbell	Campbell, CA	1989	71
Covina Villa	Covina, CA	1988	63
Retirement Inn of Daly City	Daly City, CA	1989	95
Retirement Inn of Fremont	Fremont, CA	1989	68
Retirement Inn of Fullerton	Fullerton, CA	1989	68
Montego Heights Lodge	Walnut Creek, CA	1989	163
Retirement Inn of Sunnyvale	Sunnyvale, CA	1989	120
Valley View Lodge	Walnut Creek, CA	1989	125
Inn at Willow Glen	San Jose, CA	1989	83

(5) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

Covina Villa

     In October 1988, the Partnership purchased Covina Villa, an existing assisted living community in Covina, California. In conjunction with the acquisition, the Partnership assumed a ground lease, expiring in 2037, covering the land on which the community is built. Pledged as collateral for the ground lease is a security interest in the community property and in all furniture, fixtures and equipment which the Partnership place in the community. Rent expense under the ground lease for 2002, 2001 and 2000 was $127,000, $122,000, and $115,000, respectively.

Retirement Inns of America

     In April 1989, the Partnership acquired the operations of eight existing assisted living communities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, the Partnership acquired certain assets and assumed certain liabilities relating to the operations of the communities. The Partnership purchased three of the communities and assumed a tenant’s position under long-term operating leases for the other five communities. On March 2, 1999, the Partnership purchased its landlords’ fee interests in four of the five operating leases. Rent expense under the operating leases for 2002, 2001, and 2000 was $246,000, $254,000, and $241,000, respectively.

     Future minimum lease payments under all ground and community leases, which are treated as operating leases, are as follows (in thousands):

Year ending December 31:

2003	$374
2004	376
2005	386
2006	393
2007	395
Thereafter	6,714

$8,638

LITIGATION

     During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. Subsequent to year-end, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration in the third quarter of 2003.

     Except as described above, and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceeding pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

(6) NOTES PAYABLE

     On June 28, 1999, the Partnership obtained financing on eight owned communities. As part of the loan requirements, it created a wholly owned subsidiary, Retirement Inns II, LLC, to serve as the borrower. The loan was for 24 months and was secured by the various properties; in addition, ARV Assisted Living, its General Partner, was a limited guarantor on the loan for fraud, material misrepresentation and certain covenants. The $39.2 million of mortgage loans were due June 2001. At December 31, 2000 four of the loans were refinanced with 35-year terms, bearing interest between 8.00% and 8.06%. By December 31, 2001 the four remaining loans had been refinanced with 35-year terms, bearing interest between 7.25% and 7.79%.

     At December 31, 2002 and 2001, notes payable included the following (in thousands):

	2002	2001

HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,776	$42,024

     The annual principal payments of the notes payable are as follows (in thousands):

Year ending December 31:

2003	270
2004	292
2005	316
2006	342
2007	370
Thereafter	40,186

$41,776

Following a failed financing in 1998 the lender returned $0.3 million of the interest rate lock fees in January 1999 and $0.2 million in June 2000 as full and final settlement of our claims against the lender. The Partnership included the amounts received in June 2000 in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2000.

(7) EMPLOYEE BENEFIT PLANS

     Effective January 1, 1997, ARVAL established a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee’s contributions up to a maximum of 6% of the employee’s earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees’ contributions beginning on the first enrollment date following one year or 1,000 hours of service. The Partnership’s Savings Plan expense was $23,000, $23,000 and $22,000 (as a reimbursement to ARVAL) for the years ended December 31, 2002, 2001 and 2000.

(8) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Partnership’s financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

     The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable, accrued expenses, distributions payable to partners and amounts payable to affiliate approximate fair value due to the short-term nature of these instruments.

NOTES PAYABLE

     For notes payable, fair value is estimated using the rates currently offered for bank borrowings with similar terms. As of December 31, 2002 and 2001 the fair market value of the fixed rate notes is approximately $41.8 million and $42.0 million, respectively.

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	FOR THE QUARTER ENDED

	DECEMBER 31	SEPTEMBER 30	JUNE 30	MARCH 31

	(IN THOUSANDS, EXCEPT PER SHARE DATA)

2002
Total revenue	$5,793	$5,796	$5,903	$5,938
Net income	305	192	317	381
Net income per limited partner unit	$8.63	$5.43	$8.96	$10.76
2001
Total revenue	$5,901	$5,978	$5,862	$5,717
Net income	98	330	440	117
Net income per limited partner unit	$2.79	$9.33	$12.43	$3.30

Schedule III

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Real Estate and Related Accumulated Depreciation and Amortization

December 31, 2002
(In thousands)

		INITIAL COST

DESCRIPTION	ENCUMBRANCES	LAND	BLDGS AND IMPROVEMENTS	LEASEHOLD PROPERTY AND IMPROVEMENTS	COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION

Covina Villa	$—	$—	$1,850	$—	$715
Retirement Inns:
Burlingame	3,212	—	—	938	1,876
Campbell	1,771	—	—	814	2,887
Daly City	3,956	500	1,178	—	882
Fremont	2,955	—	—	567	1,837
Fullerton	2,194	500	982	—	1,039
Willow Glen	—	—	—	1,011	674
Sunnyvale	8,760	—	—	1,431	5,547
Valley View	11,247	1,000	4,018	—	1,682
Montego Heights	7,681	900	7,800	—	1,875

	$41,776	$2,900	$15,828	$4,761	$19,014

	GROSS COST

DESCRIPTION	LAND	BLDGS AND IMPROVEMENTS	LEASEHOLD PROPERTY AND IMPROVEMENTS	TOTAL(1)	ACCUMUMALTED DEPRECIATION	DATE OF ACQUISITION	DEPRECIABLE LIVES (YEARS)

Covina Villa	$—	$2,565	$—	$2,565	$1,240	10/88	35
Retirement Inns:
Burlingame	1,536	1,278	—	2,814	164	4/89	8.5	(2)
Campbell	2,002	1,699	—	3,701	225	4/89	6.3	(2)
Daly City	500	2,060	—	2,560	863	4/89	35
Fremont	1,247	1,157	—	2,404	149	4/89	7.8	(2)
Fullerton	500	2,021	—	2,521	780	4/89	35
Willow Glen	—	—	1,685	1,685	1,373	4/89	8.7	(2)
Sunnyvale	3,765	3,213	—	6,978	422	4/89	7.0	(2)
Valley View	1,000	5,700	—	6,700	2,243	4/89	35
Montego Heights	903	9,672	—	10,575	3,825	11/89	35

	$11,453	$29,365	$1,685	$42,503	$11,284

(1)  Aggregate cost for Federal income tax purposes is $51,126  as of December 31, 2002.

(2)   Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

See accompanying independent auditors’ report.

Schedule III

AMERICAN RETIREMENT VILLAS PROPERTIES II
(A California Limited Partnership)

Real Estate and Related Accumulated Depreciation and Amortization

December 31, 2002
(In thousands)

Following is a summary of investment in properties for the years ended December 31, 2002, 2001 and 2000:
	2002	2001	2000

Balance at beginning of year	$42,143	$41,226	$40,816
Improvements/construction	360	917	410

Balance at end of year	$42,503	$42,143	$41,226

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2002, 2001, and 2000:
	2002	2001	2000

Balance at beginning of year	$10,320	$9,394	$8,492
Additions charged to expense	964	926	902

Balance at end of year	$11,284	$10,320	$9,394

See accompanying independent auditors’ report.