Form 10-Q
period 2003-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2003-05-15
CIK 830156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.

Yes ☒	No ☐

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of April 30, 2003 was 35,020.

     Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $16,696,569, as of June 30, 2002.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $10,139 and $9,911 at March 31, 2003 and December 31, 2002, respectively	19,276	19,454
Leasehold property and improvements, less accumulated depreciation of $1,395 and $1,373 at March 31, 2003 and December 31, 2002, respectively	314	312
Furniture, fixtures and equipment, less accumulated depreciation of $1,492 and $1,422 at March 31, 2003 and December 31, 2002, respectively	1,502	1,394

Net properties	32,545	32,613
Cash and cash equivalents	2,251	2,366
Loan fees, less accumulated amortization of $59 and $52 at March 31, 2003 and December 31, 2002, respectively	921	928
Other assets, including impound accounts of $2,926 and $2,696 at March 31, 2003 and December 31, 2002, respectively	3,553	3,429

	$39,270	$39,336

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)
Notes payable	$41,711	$41,776
Accounts payable	54	192
Accrued expenses	1,816	1,788
Amounts payable to affiliate	191	340
Tenant prepaid rent and assisted living services	203	198
Distributions payable	32	18

Total liabilities	44,007	44,312

Commitments and contingencies
Partners’ capital (deficit):
General partners’ capital	1	1
Special limited partners	100	97
Limited partners’ capital, 35,020 units outstanding	(4,838)	(5,074)

Total partners’ capital (deficiency)	(4,737)	(4,976)

	$39,270	$39,336

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except unit data)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

Revenues:
Rent	$4,764	$4,805
Assisted living	1,001	1,011
Interest and other	133	122

Total revenues	5,898	5,938

Costs and expenses:
Rental property operations	3,029	3,111
Assisted living	642	681
General and administrative	396	174
Communities rent	93	95
Depreciation and amortization	389	368
Property taxes	126	162
Advertising	102	97
Interest	882	869

Total costs and expenses	5,659	5,557

Net income	$239	$381

Per limited partner unit:
Net income	$6.76	$10.76

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

Cash flows from operating activities:
Net income	$239	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	368
Change in assets and liabilities:
Other assets	(175)	(17)
Accounts payable and accrued expenses	(96)	(282)
Tenant prepaid rent and assisted living services	5	(62)
Amounts payable to affiliates	(149)	(74)

Net cash provided by operating activities	213	314

Cash flows used in investing activities:
Capital expenditures	(263)	(67)
Refund of purchase deposit, net	—	1

Net cash used in investing activities	(263)	(66)

Cash flows used in financing activities:
Principal repayments on notes payable	(65)	(59)
Loan fees	—	(9)
Distributions paid	—	(2,838)

Net cash used in financing activities	(65)	(2,906)

Net decrease in cash and cash equivalents	(115)	(2,658)
Cash and cash equivalents at beginning of period	2,366	4,416

Cash and cash equivalents at end of period	$2,251	$1,758

Supplemental disclosure of cash flow information - cash paid during the period for interest	$828	$870

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2003

(1)  CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

     The consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of our financial position and operating results.  For further information, refer to the consolidated financial statements and notes in the Partnership’s Form 10-K for fiscal year ended December 31, 2002, which is on file with the SEC.

     The results of operations can vary during each quarter of the year.  Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

Basis of Accounting

     American Retirement Villas Properties II financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Partnership has controlling interests, have been consolidated into the financial statements. Management believes the Partnership has a controlling interest consistent with the requirements of SOP 78-9 when the Partnership owns more than 50% of an entity. All intercompany balances and transactions have been eliminated in consolidation.

Carrying Value of Real Estate

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Shorter of lease term or life of lease
Furniture, fixtures and equipment	3 to 7 years

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

Impound Accounts

     The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets.At March 31, 2003 and December 31, 2002 the impounds were $2,926,000 and $2,696,000, respectively.

Loan Fees

     The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, and includes them in other assets.

Revenue Recognition

     Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent.  Revenue is recognized in the period in which services are provided.  Revenue received in advance of the period the services are performed is recorded in tenant prepaid rents and services.

General Liability Insurance

     The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles.

Net Income Per Limited Partner Unit

     The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the quarters ended March 31, 2003 and 2002.  Special Limited Partners and General Partners share of earnings, 1% for both,  is deducted from earnings before computing earnings per limited partner unit.

Reclassifications

     The Partnership has reclassified certain prior period amounts to conform to the March 31, 2003 presentation.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical

Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Adoption of this statement did not have a material effect on the Partnership’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Adoption of this statement did not have a material effect on the Partnership’s consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor.  It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken.  The Partnership adopted the recognition and measurement provision of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002.  Adoption of this interpretation did not have a material effect on the Partnership’s consolidated financial statements.

     In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. The Partnership adopted the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosures required became effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established. The Partnership currently has no variable interest entities, therefore, the adoption of this interpretation had no effect on the Partnership’s condensed consolidated financial statements.

(2)  TRANSACTIONS WITH AFFILIATES

     The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $295,000 and $295,000 for the three-month periods ended March 31, 2003 and 2002, respectively.  Additionally, the Partnership accrues a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $63,000 and $68,000 for the three-month periods ended March 31, 2003 and 2002, respectively.  The Partnership has significant transactions with affiliates, had the Partnership been operated as an unaffiliated entity the accompanying financial statements could have been materially different.

(3)  NOTES PAYABLE

     Notes payable consist of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,711	$41,776

     The annual principal payments of the notes payable at March 31, 2003 are as follows (in thousands):

2004	$275
2005	298
2006	322
2007	348
2008	377
Thereafter	40,091

$41,711

(4)  COMMITMENT AND CONTINGENCIES

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

(5)  SUBSEQUENT EVENT

     ARVAL announced that on January 3, 2003, ARVAL, Prometheus Assisted Living LLC (“Prometheus”) and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger  Agreement”). Pursuant to the Merger Agreement, on the terms and conditions set forth therein, Merger Sub will merge (the “Merger”) with and into ARVAL, with ARVAL as the surviving entity (the “Surviving Corporation”).  Upon consummation of the Merger, Prometheus will be the beneficial owner of 100% of the capital stock of the Surviving Corporation.  The Surviving Corporation will continue to be the managing General partner of ARVPII.  On April 23, 2003, the stockholders of ARVAL, our Managing General Partner, approved the Merger.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ARVAL announced that on January 3, 2003, ARVAL, Prometheus Assisted Living LLC (“Prometheus”) and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger  Agreement”). Pursuant to the Merger Agreement, on the terms and conditions set forth therein, Merger Sub will merge (the “Merger”) with and into ARVAL, with ARVAL as the surviving entity (the “Surviving Corporation”).  Upon consummation of the Merger, Prometheus will be the beneficial owner of 100% of the capital stock of the Surviving Corporation.  The Surviving Corporation will continue to be the managing General partner of ARVPII.  On April 23, 2003, the stockholders of ARVAL, our Managing General Partner, approved the Merger.

RESULTS OF OPERATIONS

     The following table sets forth a comparison of the three months ended March 31, 2003 (the “2003 Quarter”) and the three months ended March 31, 2002 (the “2002 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Extraordinary Item
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,		Increase/ (decrease)

	2003	2002

Revenues:
Rent and assisted living	$5.77	$5.82	(0.88)%
Interest and others	0.13	0.12	9.02%

Total revenues	5.90	5.94	(0.67)%

Costs and expenses:
Rental property operations and assisted living	3.67	3.79	(3.19)%
General and administrative	0.40	0.17	127.59%
Communities rent	0.09	0.10	(2.11)%
Depreciation and amortization	0.39	0.37	5.71%
Property taxes	0.13	0.16	(22.22)%
Advertising	0.10	0.10	5.15%
Interest	0.88	0.87	1.50%

Total costs and expenses	5.66	5.56	1.84%

Net income	$0.24	$0.38	(37.27)%

     Rent and assisted living revenues decreased $0.05 million, or (0.88)%, from $5.82 million for the quarter ended March 31, 2002 to $5.77 million for the quarter ended March 31, 2003 primarily due to the following:

•	the decrease in average occupancy to 78.8% for the three months ended March 31, 2003 from 84.5% for the three months ended March 31, 2002; offset by

•	the increase in rent and assisted living average rate per occupied unit to $2,639 for the three months ended March 31, 2003 as compared with $2,486 for the three months ended March 31, 2002; and
•	the increase in assisted living penetration to 58.7% for the three months ended March 31, 2003 as compared with 56.6% for the three months ended March 31, 2002.

     Interest and other revenues increased $0.01 million, or (9.02%), from $0.12 million for the quarter ended March 31, 2002 to $0.13 million for the three months ended March 31, 2003 primarily due to the following:

•	increase in processing fees related to a higher number of move-ins, partially offset by;
•	decreases in interest income relating to a lower replenishment reserve impound balance and lower interest rates.

     Rental property operations and assisted living expenses decreased $0.12 million, or (3.19)%, from $3.79 million for the quarter ended March 31, 2002 to $3.67 million for the quarter ended March 31, 2003 primarily due to the following:

•	decreased worker compensation expense, and
•	decreased other staff payroll costs, partially offset by
•	increased variable expenses, utilities, rental & lease, and repair & maintenances.

     General and administrative expenses increased $0.23 million, or 127.59%, from $0.17 million for the quarter ended March 31, 2002 to $0.40 million for the quarter ended March 31, 2003 primarily due to increased in general liability insurance cost.

     Community rent expense is relatively constant for both periods ended March 31, 2003 and 2002.

     Depreciation and amortization expense increased $0.02 million, or 5.71%, from $0.37 million for the quarter ended March 31, 2002 to $0.39 million for the quarter ended March 31, 2003 primarily due to capital improvement additions.

     Property tax expense decreased $0.03 million, or (22.22)%, to $0.13 million for the three months ended March 31, 2003 from $0.16 million for the three months ended March 31, 2002 due to reversal of $36,000 supplemental tax expense accrued in a previous period.

LIQUIDITY AND CAPITAL RESOURCES

     Our unrestricted cash balances were $2.3 million and $2.4 million at March 31, 2003 and December 31, 2002, respectively.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

     Given the age of the ALCs (ages range from 14 to 26 years with an average age of 22.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs.  We expect to fund repairs and improvements primarily from our operating cash flow. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. Our General Partners expect that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

     We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and current capital requirements for the next 12 months.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.  During the quarter ended March 31, 2003 cash provided by operating activities was $0.2 million compared $0.3 million during the quarter ending March 31, 2002.

     The cash provided by operating activities during the quarter ended March 31, 2003 was primarily a result of: net income of $0.2 million, adjusted for non-cash charges of:

•	$0.4 million of depreciation and amortization expense; offset by
•	$0.2 million increase in other assets, and
•	$0.2 million decrease in net liabilities.

     During the quarter ended March 31, 2003 cash used in investing activities was $0.3 million compared to of $0.1 million during the quarter ended March 31, 2002.  The cash used in investing activities during the 2003 quarter was for purchase of furniture and equipment, and building improvement.

     During the quarter ended March 31, 2003 cash used in financing activities was $0.1 million as compared to cash used by financing activities of $2.9 million for the quarter ended March 31, 2002.

     The cash used in financing activities during 2003 quarter was a result of principal repayment on loans.

     As of March 31, 2003, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

     We contemplate spending approximately $1,077,000 for capital expenditures during 2003 for physical improvements at our communities. As of March 31, 2003 we have made approximately $263,000 in capital expenditures.  Funds for these improvements are expected to be available from operations.

     In order to protect ourself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As the results of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002 and the three months ended March 31, 2003 our general liability deductible per occurrence has again been materially increased.   Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and appropriate actuarial principles. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

IMPACT OF INFLATION, DEFLATION AND CHANGING PRICES

     To date, inflation has not had a significant impact on the Partnership.  Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of who rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. The Partnership could be effected by deflation since, as noted above, we rely on seniors with relatively fixed incomes.

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

(b)          Reports on Form 8-K.

The Partnership filed an 8-K report regarding a proposed merger agreement between our General Partner (ARV Assisted Living, Inc.) and Prometheus Assisted Living, LLC on January 17, 2003.

The Partnership filed an 8-K report regarding the change in independent accountants on May 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: May 14, 2003

ARV ASSISTED LIVING, INC., it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

	By:	/s/ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:

1. I have reviewed this annual report on Form 10-Q of American Retirement Villas Properties II;

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

Date: May 14, 2003

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer of ARV Assisted Living, Inc. Managing General Partner

I, Abdo H. Khoury, certify that:

1. I have reviewed this annual report on Form 10-Q of American Retirement Villas Properties II;

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

Date: May 14, 2003

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer of ARV Assisted Living, Inc. Managing General Partner