Form 10-Q
period 2003-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2003-08-14
CIK 830156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of June 30, 2003 was 35,020.

     Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $16,696,569, as of June 30, 2003.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	JUNE 30, 2003	DECEMBER 31, 2002

ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $10,366 and $9,911 at June 30, 2003 and December 31, 2002, respectively	19,126	19,454
Leasehold property and improvements, less accumulated depreciation of $1,413 and $1,373 at June 30, 2003 and December 31, 2002, respectively	347	312
Furniture, fixtures and equipment, less accumulated depreciation of $1,590 and $1,422 at June 30, 2003 and December 31, 2002, respectively	1,519	1,394
Construction in Progress	51	101

Net properties	32,496	32,714
Cash and cash equivalents	2,767	2,366
Loan fees, less accumulated amortization of $66 and $52 at June 30, 2003 and December 31, 2002, respectively	914	928
Other assets, including impound accounts of $2,574 and $2,696 at June 30, 2003 and December 31, 2002, respectively	3,108	3,328

	$39,285	$39,336

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)
Notes payable	$41,644	$41,776
Accounts payable	75	192
Accrued expenses	2,020	1,788
Amounts payable to affiliate	310	340
Tenant prepaid rent and assisted living services	168	198
Distributions payable	31	18

Total liabilities	44,248	44,312

Commitments and contingencies
Partners’ capital (deficit):
General partners’ capital	1	1
Special limited partners	97	97
Limited partners’ capital, 35,020 units outstanding	(5,061)	(5,074)

Total partners’ capital (deficiency)	(4,963)	(4,976)

	$39,285	$39,336

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except unit data)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Revenues:
Rent	$4,713	$4,750	$9,477	$9,555
Assisted living	1,053	1,034	2,054	2,045
Interest and other	92	119	225	241

Total revenues	5,858	5,903	11,756	11,841

Costs and expenses:
Rental property operations	3,256	2,979	6,285	6,090
Assisted living	699	671	1,341	1,352
General and administrative	485	314	881	488
Communities rent	92	94	185	189
Depreciation and amortization	399	366	788	734
Property taxes	160	164	286	326
Advertising	112	109	214	206
Interest	876	885	1,758	1,754

Total costs and expenses	6,079	5,582	11,738	11,139

(Loss) income before franchise tax	(221)	321	18	702
Franchise tax expenses	(5)	(4)	(5)	(4)

Net (loss) income	$(226)	$317	$13	$698

Per limited partner unit:
Net (loss) income	$(6.39)	$8.96	$0.37	$19.73

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	FOR THE SIX MONTHS ENDED JUNE 30

	2003	2002

Cash flows from operating activities:
Net income	$13	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	788	734
Change in assets and liabilities:
Other assets	220	(300)
Accounts payable and accrued expenses	128	(410)
Tenant prepaid rent and assisted living services	(30)	(47)
Amounts payable to affiliates	(30)	145

Net cash provided by operating activities	1,089	820

Cash flows used in investing activities:
Capital expenditures	(556)	(221)
Refund of purchase deposit, net	—	1

Net cash used in investing activities	(555)	(220)

Cash flows used in financing activities:
Principal repayments on notes payable	(132)	(121)
Loan fees	—	(9)
Distributions paid	—	(3,038)

Net cash used in financing activities	(132)	(3,168)

Net increase (decrease) in cash and cash equivalents	401	(2,658)
Cash and cash equivalents at beginning of period	2,366	4,416

Cash and cash equivalents at end of period	$2,767	$1,848

Supplemental disclosure of cash flow information -cash paid during the period for interest	$1,653	$1,663

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2003

(1) CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements of American Retirement Villas Properties II (“the Partnership” or “ARVP II”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

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

Impound Accounts

     The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets. As of June 30,2003 and December 31, 2002 the impound balances were $2,574,000 and $2,696,000, respectively.

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

General Liability Insurance

     For the year 2002 through March 31, 2003, the Partnership utilized third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles. As of April 1, 2003, the Partnership was able to secure general and professional liability insurance with a $1,000 deductible per occurrence.

Net Income Per Limited Partner Unit

     The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the periods ended June 30, 2003 and 2002.  Special Limited Partners and General Partner share of earnings, 1% for both,  is deducted from earnings before computing earnings per limited partner unit.

Reclassifications

     The Partnership has reclassified certain prior period amounts to conform to the June 30, 2003 presentation.

New Accounting Pronouncement

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 will not have a material effect on the Partnership’s consolidated financial position or results of operations.

Managing General Partner

     On April 23, 2003, the managing general partner became a wholly-owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the managing general partner, Prometheus and a subsidiary of Prometheus.

(2) TRANSACTIONS WITH AFFILIATES

     The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $587,000 and $590,000 for the six-month periods and $292,000 and $294,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and is included in rental property operations expenses.  Additionally, the Partnership incurred a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $99,180 and $130,000 for the six-month periods and $37,000 and $62,000 for the three-month periods ended June 30, 2003 and 2002, respectively and is included in general and administrative expenses.  The Partnership has significant transactions with affiliates, had the Partnership been operated as an unaffiliated entity the accompanying financial statements could have been materially different.

(3) NOTES PAYABLE

     Notes payable consist of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,644	$41,776

     The annual principal payments of the notes payable at June 30, 2003 are as follows (in thousands):

2004	$281
2005	304
2006	328
2007	355
2008	385
Thereafter	39,991

$41,644

(4) COMMITMENT AND CONTINGENCIES

     During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts.  In 2002, the two lawsuits were submitted to mediation and settled. Two of the claimants subsequently dismissed their claims. The two remaining claims will be submitted to binding arbitration in the third quarter of 2003.

     Except as described above, and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceedings pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 23, 2003, the managing general partner became a wholly-owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the managing general partner, Prometheus and a subsidiary of Prometheus.

RESULTS OF OPERATIONS

     The following table sets forth a comparison of the six months ended June 30, 2003 and the six months ended June 30, 2002. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expenses
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In millions)

	June 30,

(DOLLARS IN MILLIONS)	2003	2002	Increase/ (decrease)

Revenue:
Assisted living community revenue	$11.53	$11.60	(0.59)%
Interest and other revenue	0.23	0.24	(6.64)%

Total revenue	11.76	11.84	(0.72)%
Costs and expenses:
Assisted living operating expenses	7.62	7.44	2.47%
General and administrative	0.88	0.49	80.53%
Communities rent	0.19	0.19	(2.12)%
Depreciation and amortization	0.79	0.73	7.36%
Property taxes	0.29	0.33	(12.27)%
Advertising	0.21	0.21	3.88%
Interest	1.76	1.75	3.88%

Total costs and expenses	11.74	11.14	5.38%

Income before franchise tax expenses	$0.02	$0.70	(97.44)%

     Assisted living community revenue decreased $0.07 million, or (0.59)%, from $11.60 million for the six-month period ended June 30, 2002 to $11.53 million for the six-month period ended June 30, 2003 primarily due to the following:

•	a decrease in average occupancy to 80% for the six-month period ended June 30, 2003 as compared with 84% for the six- month period ended June 30, 2002; offset by

•	an increase in rent and assisted living average rate per occupied unit to $2,590 for the six-month period ended June 30, 2003 as compared with $2,493 for the six-month period ended June 30, 2002

•	the increase in assisted living penetration to 59.3% for the six months ended June 30, 2003 as compared with 56.7% for the six months ended June 30, 2002

     Interest and other revenue decreased $0.01 million, or (6.64%), from $0.24 million for the six-month period ended June 30, 2002 to $0.23 million for the six-month period ended June 30, 2003 primarily due to the following:

•	a decrease in cash and cash equivalents; and
•	lower interest rates.

     Assisted living operating expenses increased $0.18 million, or 2.47%, from $7.44 million for the six-month period ended June 30, 2002 to $7.62 million for the six-month period ended June 30, 2003 primarily due to the following:

•	increase wages of staff and fringe benefits;
•	higher workers’ compensation costs;
•	higher cost of purchased services;
•	higher cost of utilities; and
•	increase in repair and maintenance, rental and leases; partially offset by
•	decrease in miscellaneous expenses.

     General and administrative expenses increased $0.39 million, or 80.53%, from $0.49 million for the six-month period ended June 30, 2002 to $0.88 million for the six-month period ended June 30, 2003 primarily due to increases in general liability insurance cost.

     Depreciation and amortization expense increased $0.06 million, or 7.36%, from $0.73 million for the six-month period ended June 30, 2002 to $0.79 million for the six-month period ended June 30, 2003 primarily due to additional capital expenditures.

     Property tax expense decreased $0.04 million, or (12.27%), from $0.33 million for the six-month period ended June 30, 2002 compared to $0.29 million for the six-month period ended June 30, 2003 due to the following:

•	a reversal of $36,000 supplemental tax expense accrued in a previous period, and
•	a reduction in properties assessed value that resulted in a refund of taxes for current and prior years.

     Interest expense increased $0.01million, or 0.23%, from $1.75 million for the six-month period ended June 30, 2002 to $1.76 million for the six-month period ended June 30, 2003 primarily due to the additional mortgage insurance on one of the ALC.

     The following table sets forth a comparison of the three months ended June 30, 2003 (the “2003 Quarter”) and the three months ended June 30, 2002 (the “2002 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expenses
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)

	June 30,

(Dollars in millions)	2003	2002	Increase/ (decrease)

Revenues:
Rent and assisted living	$5.76	$5.78	(0.31)%
Interest and others	0.10	0.12	(22.69)%

Total revenues	5.86	5.90	(0.76)%

Costs and expenses:
Rental property operations and assisted living	3.96	3.65	8.36%
General and administrative	0.48	0.32	54.46%
Communities rent	0.09	0.09	(2.13)%
Depreciation and amortization	0.40	0.36	8.72%
Property taxes	0.16	0.17	(2.44)%
Advertising	0.11	0.11	3.70%
Interest	0.88	0.88	(1.02)%

Total costs and expenses	6.08	5.58	8.90%

(Loss) Income before franchise tax expenses	$(0.22)	$0.32	(168.85)%

     Rent and assisted living revenues decreased $0.02 million, or (0.31)%, from $5.78 million for the quarter ended June 30, 2002 to $5.76 million for the quarter ended June 30, 2003 primarily due to the following:

•	the decrease in average occupancy to 81.8% for the three months ended June 30, 2003 from 83.5% for the three months ended June 30, 2002; offset by
•	the increase in rent and assisted living average rate per occupied unit to $2,512 for the three months ended June 30, 2003 as compared with $2,500 for the three months ended June 30, 2002; and
•	the increase in assisted living penetration to 59.8% for the three months ended June 30, 2003 as compared with 56.9% for the three months ended June 30, 2002.

     Interest and other revenues decreased $0.02 million, or (22.69%), from $0.12 million for the quarter ended June 30, 2002 to $0.10 million for the quarter ended June 30, 2003 primarily due to the following:

•	decrease in interest income relating to a lower replenishment reserve impound balance and lower interest rates, partially offset by
•	increase in processing fees related to a higher number of move-ins.

     Rental property operations and assisted living expenses increased $0.31 million, or 8.36%, from $3.65 million for the quarter ended June 30, 2002 to $3.96 million for the quarter ended June 30, 2003 primarily due to the following:

•	increase in staff payroll costs;
•	increase in worker compensation expense;
•	higher cost of purchase services;
•	higher cost of utilities; and
•	increase in rental and leases; partially offset by
•	decrease in variable expenses and miscellaneous expenses.

     General and administrative expenses increased $0.16 million, or 54.46%, from $0.32 million for the quarter ended June 30, 2002 to $0.48 million for the quarter ended June 30, 2003 primarily due to increases in general liability insurance cost.

     Community rent expense was relatively constant for both periods ended June 30, 2003 and 2002.

     Depreciation and amortization expense increased $0.04 million, or 8.72%, from $0.36 million for the quarter ended June 30, 2002 to $0.40 million for the quarter ended June 30, 2003 primarily due to capital improvement additions.

     Interest expense is relatively constant for both periods ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $2.8 million and $2.4 million at June 30, 2003 and December 31, 2002, respectively.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

     Given the age of the ALCs (ages range from 14 to 26 years with an average age of 22.5 years), our Managing General Partner has continued our refurbishment program put in place to repair, maintain and physically improve our ALCs.  We expect to fund repairs and improvements primarily from our operating cash flows. As a result of the planned renovations, our Managing General Partner believes that distributions of cash flow from operations to the Partners will either be reduced or eliminated in the near term. Our General Partner expects that the cash to be generated from operations of our communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

     We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and current capital requirements for the next 12 months.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.  During the six-month period ended June 30, 2003, cash provided by operating activities was $1.1 million compared $0.8 million during the six-month period ended June 30, 2002.

     The cash provided by operating activities during the six-month period ended June 30, 2003 was primarily a result of: net income of $0.01million, adjusted for non-cash charges of:

•	$0.79 million of depreciation and amortization expense;
•	$0.22 million decrease in other assets, and
•	$0.07 million increase in net liabilities.

     During the six-month period ended June 30, 2003, cash used in investing activities was $0.6 million compared to of $0.2 million during the six-month period ended June 30, 2002.  The cash used in investing activities during the 2003 six-month period was for the purchase of furniture, fixtures and equipment, and building improvement.

     During the six-month period ended June 30, 2003, cash used in financing activities was $0.1 million as compared to cash used by financing activities of $3.2 million for the six-month period ended June 30, 2002.  The cash used in financing activities during 2003 six-month period was a result of principal repayment on loans.  The cash used in financing activities during the six months ended June 30, 2002 was a result of principal repayment on loans and distribution paid.

     As of June 30, 2003, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

     We contemplate spending approximately $1,077,000 for capital expenditures during 2003 for physical improvements at our communities. As of June 30, 2003 we have made approximately $556,000 in capital expenditures.  Funds for these improvements are expected to be available from operations.

     In order to protect ourself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis.  For the nine months ended December 31, 2002 and the three months ended March 31, 2003, our general liability deductible per occurrence was materially increased.  As of April 1, 2003, our general liability deductible was reduced to $1,000 per occurrence.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and appropriate actuarial principles. As the result of these continuing uncertainties in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

FORWARD-LOOKING STATEMENTS

     A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations and prospects.  The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report.  These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to the Partnership’s fixed rate notes payable, changes in the interest rates affect the fair value of the notes payable, but not the Partnership’s earnings or cash flows.  The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt.  The Partnership does not currently have any variable interest rate debt and, therefore, is not subject to interest rate risk associated with variable interest rate debt. Currently, the Partnership does not utilize interest rate swaps.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the quarter ended June 30, 2003, the Partnership’s Management, including the Chief Executive Officer and Chief Financial Officer of the managing general partner, ARV, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, ARV’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms.  There was no change in the Partnership’s internal controls over financial reporting during the Partnership’s quarter ended June 30, 2003 that materially effected, or is reasonably likely to materially effect, the Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. In 2002, the two lawsuits were submitted to mediation and settled. Two of the claimants subsequently dismissed their claims.  The two remaining claims will be submitted to binding arbitration in the third quarter of 2003.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

	31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated August 14, 2003.

	31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated August 14, 2003.

	32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

	32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

(b)	Reports on Form 8-K.

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

Date: August 14 2003
ARV ASSISTED LIVING, INC.,
it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale
Chief Executive Officer

	By:	/s/ ABDO H. KHOURY

Abdo H. Khoury
President and Chief Financial Officer