Form 10-Q
period 2003-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2003-11-14
CIK 830156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-26468

AMERICAN RETIREMENT VILLAS PROPERTIES II

(Exact Name of Registrant as Specified in its Charter)

California (State of Other Jurisdiction of Incorporation or Organization)	33-0278155 (I.R.S. Employer Identification No.)

245 Fischer Avenue, D-1 Costa Mesa, Ca (Address of Principal Executive Office)	92626 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (714) 751-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,696,569 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of September 30, 2003 was 35,020.

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $16,696,569, as of September 30, 2003.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

American Retirement Villas Properties II

(a California limited partnership)

Condensed Consolidated Balance Sheets

(Unaudited)

($ in thousands)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $10,594 and $9,911 at September 30, 2003 and December 31, 2002, respectively	18,932	19,454
Leasehold property and improvements, less accumulated depreciation of $1,434 and $1,373 at September 30, 2003 and December 31, 2002, respectively	381	312
Furniture, fixtures and equipment, less accumulated depreciation of $1,591 and $1,422 at September 30, 2003 and December 31, 2002, respectively	1,468	1,394
Construction in Progress	8	101

Net properties	32,242	32,714
Cash and cash equivalents	3,534	2,366
Loan fees, less accumulated amortization of $73 and $52 at September 30, 2003 and December 31, 2002, respectively	907	928
Other assets, including impound accounts of $2,592 and $2,696 at September 30, 2003 and December 31, 2002, respectively	2,991	3,328

	$39,674	$39,336

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)
Notes payable	$41,575	$41,776
Accounts payable	88	192
Accrued expenses	2,049	1,788
Amounts payable to affiliate	340	340
Tenant prepaid rent and assisted living services	112	198
Distributions payable	32	18

Total liabilities	44,196	44,312

Commitments and contingencies

Partners’ capital (deficit):
General partners’ capital	1	1
Special limited partners	101	97
Limited partners’ capital, 35,020 units outstanding	(4,624)	(5,074)

Total partners’ capital (deficiency)	(4,522)	(4,976)

	$39,674	$39,336

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II

(a California limited partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except unit data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
Rent	$5,005	$4,662	$14,482	$14,217
Assisted living	1,150	1,010	3,204	3,055
Interest and other	122	124	346	365

Total revenues	6,277	5,796	18,032	17,637

Costs and expenses:
Rental property operations	3,271	3,010	9,556	9,100
Assisted living	722	694	2,063	2,046
General and administrative	177	311	1,058	799
Communities rent	96	93	281	282
Depreciation and amortization	408	367	1,196	1,101
Property taxes	187	168	473	494
Advertising	95	72	309	278
Interest	876	885	2,634	2,639

Total costs and expenses	5,832	5,600	17,570	16,739

Income before franchise tax	445	196	462	898
Franchise tax expenses	3	4	8	8

Net income	$442	$192	$454	$890

Per limited partner unit:
Net income	$12.49	$5.43	$12.84	$25.16

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II

(a California limited partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash flows from operating activities:
Net income	$454	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,196	1,101
Change in assets and liabilities:
Other assets	337	(379)
Accounts payable and accrued expenses	171	(281)
Tenant prepaid rent and assisted living services	(86)	—
Amounts payable to affiliate	—	32

Net cash provided by operating activities	2,072	1,363

Cash flows used in investing activities:
Capital expenditures	(703)	(462)
Refund of purchase deposit, net	—	1

Net cash used in investing activities	(703)	(461)

Cash flows used in financing activities:
Principal repayments on notes payable	(201)	(184)
Loan fees	—	(8)
Distributions paid	—	(3,038)

Net cash used in financing activities	(201)	(3,230)

Net increase (decrease) in cash and cash equivalents	1,168	(2,328)
Cash and cash equivalents at beginning of period	2,366	4,416

Cash and cash equivalents at end of period	$3,534	$2,088

Supplemental disclosure of cash flow information—cash paid during the period for interest	$2,477	$2,493

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II

(a California limited partnership)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2003

(1) CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated financial statements of American Retirement Villas Properties II (“the Partnership”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Partnership has controlling interests, have been consolidated into the financial statements. Management believes the Partnership has a controlling interest consistent with the requirements of AICPA SOP 78-9 when the Partnership owns more than 50% of an entity. All intercompany balances and transactions have been eliminated in consolidation.

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

Impound Accounts

The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets. As of September 30,2003 and December 31, 2002 the impound balances were $2,592,000 and $2,696,000, respectively.

Loan Fees

The Partnership defers and amortizes loan fees using the effective interest method over the term of the respective notes payable, and includes them in other assets.

Revenue Recognition

Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent. Revenue is recognized in the period in which services are provided. Revenue received in advance of the period the services are performed is recorded in tenant prepaid rents and services.

General Liability Insurance

For the year 2002 through March 31, 2003, the Partnership utilized third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels were accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles. As of April 1, 2003, the Partnership was able to secure general and professional liability insurance with no deductible.

Net Income Per Limited Partner Unit

The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the periods ended September 30, 2003 and 2002. Special Limited Partners’ and General Partners’ share of earnings, an aggregate 1%, is deducted from earnings before computing earnings per limited partner unit.

Reclassifications

The Partnership has reclassified certain prior period amounts to conform to the September 30, 2003 presentation.

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

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), the Managing General Partner, providing for a property management fee of five percent of revenues amounting to $901,000 and $879,000 for the nine-month periods and $314,000 and $289,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and is included in rental property operations expenses. Additionally, the Partnership incurred a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $153,000 and $187,000 for the nine-month periods and $54,000 and $57,000 for the three-month periods ended September 30, 2003 and 2002, respectively and is included in general and administrative expenses. The Partnership has significant transactions with affiliates. Had the Partnership been operated as an unaffiliated entity the accompanying financial statements could have been materially different.

On April 23, 2003, the Managing General Partner became a wholly owned subsidiary of Prometheus Assisted Living, LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the Managing General Partner, Prometheus and a subsidiary of Prometheus. Subsequently, as the result of a restructuring among affiliated entities involving Prometheus, the Managing General Partner, and Atria, Inc. (“Atria”), the Managing General Partner became the wholly owned subsidiary of Atria.

On October 1, 2003, Atria announced the resignation of Douglas M. Pasquale as the Chairman and Chief Executive Officer of the Managing General Partner and named John A. Moore as the new Chief Executive Officer. Mr. Moore has been on the board of directors of ARV since 1999 and is a Managing Principal and the Chief Financial Officer of Lazard Freres Real Estate Investors L.L.C, an entity that directly controls Atria, including ARV.

(3) NOTES PAYABLE

Notes payable consist of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $311; due through January 2037; collateralized by various properties	$41,575	$41,776

The annual principal payments of the notes payable at September 30, 2003 are as follows (in thousands):

2004	$286
2005	310
2006	335
2007	363
2008	392
Thereafter	39,889

$41,575

(4) COMMITMENTS AND CONTINGENCIES

During 2001, four employees of an assisted living community (“ALC”) owned by the Partnership filed EEOC claims arising out of alleged harassment activity. Two of the claimants subsequently dismissed their claims. The two remaining claims were submitted to mediation during the third quarter of 2003 and were settled.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

On April 23, 2003, the Managing General Partner became a wholly owned subsidiary of Prometheus Assisted Living, LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the Managing General Partner, Prometheus and a subsidiary of Prometheus. Subsequently, as the result of a restructuring among affiliated entities involving Prometheus, the Managing General Partner, and Atria, Inc. (“Atria”), the Managing General Partner became the wholly owned subsidiary of Atria.

On October 1, 2003, Atria announced the resignation of Douglas M. Pasquale as the Chairman and Chief Executive Officer of the Managing General Partner and named John A. Moore as the new Chief Executive Officer. Mr. Moore has been on the board of directors of ARV since 1999 and is a Managing Principal and the Chief Financial Officer of Lazard Freres Real Estate Investors L.L.C, an entity that directly controls Atria, including ARV.

RESULTS OF OPERATIONS

The following table sets forth a comparison of the nine months ended September 30, 2003 and the nine months ended September 30, 2002. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expenses

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(In millions)

(DOLLARS IN MILLIONS)	September 30,		Increase/
	2003	2002	(decrease)
Revenue:
Assisted living community revenue	$17.69	$17.28	2.40%
Interest and other revenue	0.35	0.36	(5.21)%

Total revenue	18.04	17.64	2.24%

Costs and expenses:
Assisted living operating expenses	11.61	11.14	4.24%
General and administrative	1.06	0.80	32.42%
Communities rent	0.28	0.28	(0.35)%
Depreciation and amortization	1.20	1.10	8.63%
Property taxes	0.48	0.50	(4.25)%
Advertising	0.31	0.28	11.15%
Interest	2.64	2.64	(0.19)%

Total costs and expenses	17.58	16.74	4.96%

Income before franchise tax expenses	$0.46	$0.90	(48.55)%

Assisted living community revenue increased $0.41 million, or 2.40%, from $17.28 million for the nine-month period ended September 30, 2002 to $17.69 million for the nine-month period ended September 30, 2003 primarily due to the following:

•	an increase in rent and assisted living average monthly rate per occupied unit to $2,588 for the nine-month period ended September 30, 2003 as compared with $2,508 for the nine-month period ended September 30, 2002

•	an increase in assisted living penetration to 59.7% for the nine months ended September 30, 2003 as compared with 56.7% for the nine months ended September 30, 200; partially offset by

•	a decrease in average occupancy to 82.2% for the nine-month period ended September 30, 2003 as compared with 82.9% for the nine-month period ended September 30, 2002

Interest and other revenue decreased $0.01 million, or (5.21%), from $0.36 million for the nine-month period ended September 30, 2002 to $0.35 million for the nine-month period ended September 30, 2003 primarily due to the following:

•	an increase in ancillary charges; partially offset by,

•	lower interest earned from cash and cash equivalents.

Assisted living operating expenses increased $0.47 million, or 4.24%, from $11.14 million for the nine-month period ended September 30, 2002 to $11.61 million for the nine-month period ended September 30, 2003 primarily due to the following:

•	increase wages of staff and fringe benefits;

•	higher cost of purchased services;

•	higher cost of variable expenses;

•	higher cost of utilities; and

•	increase in repair and maintenance, rental and leases and casualty expenses; partially offset by

•	decrease in miscellaneous expenses.

General and administrative expenses increased $0.26 million, or 32.42%, from $0.80 million for the nine-month period ended September 30, 2002 to $1.06 million for the nine-month period ended September 30, 2003 primarily due to the following:

•	increases in general liability insurance cost;

•	increases in bad debt expenses, accounting fees, and consulting fees; partially offset by,

•	decrease in partnership management fees.

Depreciation and amortization expense increased $0.10 million, or 8.63%, from $1.10 million for the nine-month period ended September 30, 2002 to $1.20 million for the nine-month period ended September 30, 2003 primarily due to additional capital expenditures.

Property tax expense decreased $0.02 million, or (4.25%), from $0.50 million for the nine-month period ended September 30, 2002 compared to $0.48 million for the nine-month period ended September 30, 2003 due to the following:

•	a reversal of $43,000 supplemental tax expense accrued in a previous period;

•	a $12,000 property tax refund received at one property; partially offset by,

•	a normal increase in properties assessed values.

Advertising expense increased $0.03 million, or 11.15%, from $0.28 million for the nine-month period ended September 30, 2002 to $0.31 million for the nine-month period ended September 30, 2003 primarily related to an effort to increase move-ins using a variety of media methods.

Interest expense remained relatively constant for the comparative nine month periods ended September 30, 2003 and September 30, 2002.

The following table sets forth a comparison of the three months ended September 30, 2003 (the “2003 Quarter”) and the three months ended September 30, 2002 (the “2002 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expenses

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

(Dollars in millions)	September 30,		Increase/ (decrease)
	2003	2002
Revenues:
Rent and assisted living	$6.16	$5.68	8.52%
Interest and others	0.12	0.12	(1.61)%

Total revenues	6.28	5.80	8.30%

Costs and expenses:
Rental property operations and assisted living	3.99	3.70	7.80%
General and administrative	0.18	0.31	(43.09)%
Communities rent	0.09	0.09	3.23%
Depreciation and amortization	0.41	0.37	11.17%
Property taxes	0.19	0.17	11.31%
Advertising	0.10	0.07	31.94%
Interest	0.88	0.89	(1.02)%

Total costs and expenses	5.84	5.60	4.14%

(Loss) Income before franchise tax expenses	$0.44	$0.20	127.04%

Rent and assisted living revenues increased $0.48 million, or 8.52%, from $5.68 million for the quarter ended September 30, 2002 to $6.16 million for the quarter ended September 30, 2003 primarily due to the following:

•	an increase in average occupancy to 85.9% for the three months ended September 30, 2003 from 80.7% for the three months ended September 30, 2002;

•	an increase in rent and assisted living average rate per occupied unit to $2,584 for the three months ended September 30, 2003 as compared with $2,539 for the three months ended September 30, 2002; and

•	an increase in assisted living penetration to 60.3% for the three months ended September 30, 2003 as compared with 56.5% for the three months ended September 30, 2002.

Interest and other revenues remained relatively constant for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

Rental property operations and assisted living expenses increased $0.29 million, or 7.80%, from $3.70 million for the quarter ended September 30, 2002 to $3.99 million for the quarter ended September 30, 2003 primarily due to the following:

•	increase in staff payroll costs and fringe benefits;

•	higher cost of purchased services;

•	higher cost of variable expenses;

•	higher cost of utilities; and

•	increase in repair and maintenance, rental and leases and casualty expenses; partially offset by

•	decrease in miscellaneous expenses.

General and administrative expenses decreased $0.13 million, or 43.09%, from $0.31 million for the quarter ended September 30, 2002 to $0.18 million for the quarter ended September 30, 2003 primarily due to a decrease in general liability expense.

Depreciation and amortization expenses increased $0.04 million, or 11.17%, from $0.37 million for the quarter ended September 30, 2002 to $0.41 million for the quarter ended September 30, 2003 primarily due to additional capital expenditures.

Property taxes increased $0.02 million, or 11.31%, from $0.17 million for the quarter ended September 30, 2002 to $0.19 million for the quarter ended September 30, 2003 primarily due to the increase in personal property tax assessed value.

Advertising expenses increased $0.03 million, or 31.94%, from $0.07 million for the quarter ended September 30, 2002 to $0.10 million for the quarter ended September 30, 2003 primarily due to an effort to increase move-ins using a variety of media methods.

Interest expense decreased $0.01 million, or (1.02)%, from $0.89 million for the quarter ended September 30, 2002 to $0.88 million for the quarter ended September 30, 2003 primarily due to reduction in loan principal.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $3.5 million and $2.4 million at September 30, 2003 and December 31, 2002, respectively.

On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. With respect to distributions of cash flow from operations, the Managing General Partner is currently assessing both the capital improvement and operating needs of the Partnership, particularly the cost of ongoing insurance coverage, and attempting to determine the amount of funds necessary to satisfactorily meet those needs. Consequently, pending that determination, the Partnership’s ability to make future distributions of cash flow to the Partners, if any, will remain uncertain and the amount, if any, that might be distributed cannot be predicted.

We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and current capital requirements for the next 12 months. During the nine-month period ended September 30, 2003, cash provided by operating activities was $2.1 million compared to $1.4 million during the nine-month period ended September 30, 2002.

The cash provided by operating activities during the nine-month period ended September 30, 2003 was primarily a result of net income of $0.45 million, adjusted for non-cash charges of

•	$1.20 million of depreciation and amortization expense;

•	$0.34 million decrease in other assets; and,

•	$0.08 million net increase in liabilities.

During the nine-month period ended September 30, 2003, cash used in investing activities was $0.7 million compared to $0.5 million during the nine-month period ended September 30, 2002. The cash used in investing activities during the 2003 nine-month period was for the purchase of furniture, fixtures and equipment, and building improvements.

During the nine-month period ended September 30, 2003, cash used in financing activities was $0.2 million as compared to cash used by financing activities of $3.2 million for the nine-month period ended September 30, 2002. The cash used in financing activities during the 2003 nine-month period was a result of principal repayment on loans. The cash used in financing activities during the nine months ended September 30, 2002 was a result of principal repayment on loans and distributions paid.

As of September 30, 2003, of our 10 assisted living communities, 8 are owned directly, one is operated under a long-term operating lease, and one is owned subject to a ground lease.

We contemplate spending approximately $1,077,000 for capital expenditures during 2003 for physical improvements at our communities. As of September 30, 2003 we have made approximately $703,000 in capital expenditures. Funds for these improvements are expected to be available from operations.

In order to protect ourselves against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry and those remaining have drastically increased premiums and deductible amounts. As the result of these continuing uncertainties in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report that are not historical or contain current facts deal with potential future circumstances, operations and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

As of the end of the quarter ended September 30, 2003, the Partnership’s Management, including the Chief Executive Officer and Chief Financial Officer of the Managing General Partner, ARV, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, ARV’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. There was no change in the Partnership’s internal controls over financial reporting during the Partnership’s quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During 2001, four employees of an ALC owned by the Partnership filed EEOC claims arising out of alleged harassment activity. Two of the claimants subsequently dismissed their claims. The two remaining claims were submitted to mediation during the third quarter of 2003 and were settled.

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

During the quarter ended September 30, 2003, the Managing General Partner announced that Abdo H. Khoury had resigned as its Chief Financial Officer and that Mark D. Jessee had been appointed as the new Chief Financial Officer. Mr. Jessee has served as the Chief Financial Officer of Atria, Inc. since March of 2001. The Managing General Partner is a wholly owned subsidiary of Atria, Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated November 14, 2003.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated November 14, 2003.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003.

(b)	Reports on Form 8-K.

On May 9, 2003 the Partnership filed an 8-K report regarding the change in independent accountants.

On October 1, 2003 the Partnership filed an 8-K report regarding a change of the chief executive officer of the Managing General Partner.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: November 14, 2003

ARV ASSISTED LIVING, INC., it’s managing General Partner

By:	/s/ JOHN A. MOORE

John A. Moore Chief Executive Officer

By:	/s/ MARK JESSEE

Mark Jessee Chief Financial Officer