Form 10-K
period 2003-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2004-03-30
CIK 830156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number: 0-26470

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	33-0278155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 S. Fourth Avenue, Suite 140 Louisville, KY	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 719-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class
Units of Limited Partnership

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $16,697,274 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of March 3, 2004 was 35,020.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $16,697,274 as of January 31, 2004.

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1. BUSINESS

Overview

American Retirement Villas Properties II, a California limited partnership (“ARVP II” or the “Partnership”), was formed in 1988 to develop, finance, acquire and operate senior citizen housing. The Partnership currently owns and operates ten assisted living communities (“ALCs”) that house and provide personal care and support services to senior residents. All of these communities are located in the state of California. The Partnership owns eight and leases two ALC’s, one of which is subject to a ground lease. The ten ALCs have an aggregate of 924 units.

ARV Assisted Living, Inc. (“ARVAL” or “General Partner”), a Delaware corporation, is the sole general partner of the Partnership. The General Partner manages the day-to-day operations of the ALC and makes all decisions concerning property acquisitions and dispositions of the ALCs, subject to the Partnership’s limited partners’ rights to approve or disapprove of the sale of all or substantially all of the Partnership’s assets. ARVAL also owns approximately 52.3% of the limited partnership units of the Partnership.

On April 23, 2003, the General Partner became a wholly owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003, among the General Partner, Prometheus, and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus. Subsequently, as the result of a restructuring among affiliated entities owned by Prometheus, the General Partner became the wholly owned subsidiary of Atria Senior Living Group, Inc. (“Atria”), a Delaware Corporation, on October 1, 2003.

As a result of the change in ownership of the General Partner, management of Atria has assumed the oversight responsibility of the management of ARVAL, including the management of the Partnership. Management of the individual properties owned by the Partnership, however, remains unchanged as a result of change in management of ARVAL.

On March 24, 2004, ARVP II Acquisition, L.P., a wholly-owned subsidiary of ARVAL (“Acquisition Sub”), ARVAL and Atria filed with the Securities and Exchange Commission (“SEC”) a Definitive Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”) on Schedule 14A relating to (i) a tender offer by Acquisition Sub for all of the limited partnership units of the Partnership (“Units”) that ARVAL does not own and (ii) a solicitation of the holders of the Units to consent to a proposal to effect a merger transaction pursuant to which Acquisition Sub would merge with and into the Partnership and ARVAL would acquire the entire equity interest in the Partnership. Because the transactions contemplated by the Offer to Purchase is a Rule 13e-3 “going private” transaction under the Securities Exchange Act of 1934, as amended, the Offer to Purchase was also filed with the SEC in compliance with that rule.

The Assisted Living Market

The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care. Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing). Assisted living meets the needs of seniors who seek housing with supportive care and services including assistance with activities of daily living, Alzheimer’s care and other services (for example, housekeeping, meals and activities), but do not need the medical care provided in a skilled nursing facility. Skilled nursing meets the needs of seniors whose care needs require 24-hour skilled nursing services or who are receiving rehabilitative services following an adverse event (for example, broken hip and stroke). In all of these settings, seniors may elect to bring in additional care and services as needed, such as home-health care and end-of-life or hospice care.

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

The senior living industry is highly fragmented and characterized by numerous senior living operators. Senior living providers may operate freestanding independent living, assisted living or skilled nursing residences, or communities that feature a combination of senior living options such as continuing care retirement communities (“CCRCs”), which typically consist of large independent living campuses with assisted living and skilled nursing sections. The level of care and services offered by providers varies along with the size of communities, number of residents served and design of properties (for example, purpose-built communities or refurbished structures).

The Partnership’s Assisted Living Services

The range of services offered by the Partnership in its assisted living communities is designed to meet the individual needs of the residents and to enhance both the physical and mental well being of seniors in each of its ALCs by promoting their independence and dignity in a home-like setting. The Partnership’s assisted living program includes the following:

Basic Service and Care Package. The basic service and care package at the Partnership’s ALCs generally includes meals in a restaurant-style setting, housekeeping, linen and laundry service, social and recreational programs, utilities, and transportation in a van or minibus.

Personalized Care Plan. The Partnership’s assisted living services program offers additional levels of care beyond what is offered in the basic package. The Community’s staff develops, with the resident and his or her family (and physician, if appropriate), a “personalized” care plan that is customized to satisfy the specific needs of each resident. This care plan is developed in conjunction with an initial assessment of a resident’s physical and mental health. The community performs a reassessment after the initial 30 days and periodically throughout the resident’s stay to ensure that the level of care provided the resident corresponds to the resident’s then current condition. Depending on the assessments, residents are offered and receive some or all of the following services:

- Medication management;

- Assistance with dressing and grooming;

- Assistance with showering;

- Assistance with continence;

- Escort services;

- Status checks related to a recent hospitalization, illness, history of falls, etc. and

- Special nutritional needs and assistance with eating.

In addition to the base rent, the Partnership typically charges between $425 and $2,190 per month plus additional charges for higher levels of assisted living services. Fee levels vary from community to community and the communities may charge additional fees for other customized assisted living services. The Partnership expects that an increasing number of residents will use additional levels of services as they age in its ALCs. The average monthly resident fee, consisting of net resident fees plus additional care fees combined, for the Partnership’s ten communities, was approximately $2,588 for 2003, $2,514 for 2002 and $2,314 for 2001. Approximately 97% of the Partnership’s resident fee revenues are derived from private pay sources.

Wellness Program. The Partnership has implemented a Wellness Program for residents of its communities designed to identify and respond to changes in a resident’s health or condition. Together with the resident and the resident’s family and physician, as appropriate, the Partnership designs a solution to fit that resident’s particular needs. Each community’s staff monitors the physical and mental well being of its residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program the communities work with:

•	home healthcare agencies to provide services the communities cannot provide

•	physical and occupational therapists to provide services to residents in need of such therapy; and

•	long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications

Factors Affecting Future Results And Forward Looking Statements

The Partnership’s business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Partnership has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks it faces. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these uncertainties, the Partnership cautions readers not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Certain risks are inherent to the operation of ALCs. These risks include competition, governmental regulation and other risks common to the assisted living industry.

Competition

The Partnership operates in a variety of markets. Competition is significant in these markets. The ALCs compete directly with numerous other nationally, regionally and locally owned companies. No one competitor tends to have a dominant market share within the Partnership’s markets. Management of the Partnership believes pricing and quality services are competitive.

Some of the Partnership’s present and potential competitors are significantly larger or have, or may obtain, financial resources greater than that available to the Partnership. These forces could limit its ability to attract residents, attract qualified personnel, expand its business, or increase the cost of future acquisitions, each of which could have a material adverse effect on its financial condition, results of operations and prospects.

Government Regulation

Assisted Living. The assisted living industry is subject to extensive state and local regulation. While such regulations vary by state, they typically relate to licensure, staffing, physical design, required services, and resident characteristics. Currently, no federal rules explicitly define or regulate assisted living. However, the Partnership is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California. Changes in such laws and regulations or new interpretations of existing laws and regulations could have a significant effect on methods and costs of doing business. The Partnership cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or the Partnership’s results of operations.

SSI Payments. A portion of the Partnership’s revenue comes from residents who receive state sponsored Supplemental Security Income (“SSI”) payments. Revenue from these residents is generally lower than the amounts the Partnership receives from its other residents and could be subject to payment delay. Less than five percent of the Partnership’s revenue is generated from SSI payments. The Partnership cannot assure that its percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited.

The Department of Health and Human Services (“DHHS”) has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Compliance with these privacy regulations generally became mandatory April 14, 2003. These privacy regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information. Under HIPAA, DHHS also issued final security regulations that become mandatory in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted. Further, DHHS has issued final regulations establishing standards and code sets that healthcare providers must use when conducting certain healthcare transactions electronically. The Partnership believes it is exempt from compliance because the Partnership does not transmit certain healthcare information electronically. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties. The Partnership will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties.

Risks Common To The Partnership’s Assisted Living Operations

Staffing and Labor Costs. The Partnership competes with other providers of assisted living and senior housing to attract and retain qualified personnel. The Partnership makes a genuine effort to remain competitive with other companies in its industry. Therefore, if it is necessary for the Partnership to increase pay or enhance benefits to maintain its competitive status in its industry, its labor costs could rise. The Partnership cannot provide assurance that if its labor costs do increase, they can be matched by corresponding increases in rental or assisted living revenues.

Obtaining Residents and Maintaining Rates. For the year ended December 31, 2003, the Partnership’s communities had a combined occupancy rate of 84%. Occupancy may drop in its existing communities primarily due to changes in the health of residents, increased competition from other assisted living providers, particularly those offering newer communities, the reassessment of residents’ physical and cognitive state and the availability of residents that can afford the care offered. If the Partnership fails to operate its ALCs effectively, it may have a material adverse effect on the Partnership’s business, financial condition and operating results.

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

General Real Estate Risks. The performance of the Partnership’s ALCs is influenced by factors generally affecting real estate investments, and real estate risks specific to ALCs including:

•	an oversupply of, or a reduction in demand for, ALCs in a particular market;

•	the attractiveness of properties to residents;

•	zoning, rent control, environmental quality regulations or other regulatory restrictions;

•	competition from other forms of housing;

•	its ability to provide adequate maintenance and insurance;

•	general economic climates; and

•	its ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the Partnership’s ability to vary its portfolio promptly in response to changes in economic or other conditions.

Requirements Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties. The Partnership believes that its properties are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, the Partnership would incur additional costs. Further legislation, or amendments to the current legislation, may impose requirements with respect to ensuring access of disabled persons to its properties and the costs of compliance could be substantial.

Geographic Concentration. All of the Partnership’s ALCs are located in California. The market value of these ALCs and the income generated from the properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in these states, and by acts of nature. The Partnership cannot provide assurance that such geographic concentration will not have an adverse impact on its business, financial condition, operating results or prospects.

Insurance. The Partnership believes that it maintains adequate insurance coverage, based on the nature and risks of its business, historical experience and industry standards. The Partnership’s business entails an inherent risk of liability. In recent years, the Partnership and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time the Partnership is subject to such suits because of the nature of its business. Claims may arise that could exceed the Partnership’s insurance coverage limits or are excluded from the coverage afforded by its policies. A successful claim against the Partnership that is not covered by, or is in excess of its insurance limits, could have a material adverse effect on its financial condition, operating results or liquidity. Claims against the Partnership, regardless of their merit or eventual outcome, may also have a material adverse effect on its ability to attract residents or expand its business and would consume considerable management time. The Partnership must renew its insurance policies annually and can provide no assurance that the Partnership will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry and those remaining have increased premiums and deductibles substantially. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

ITEM 2. PROPERTIES

The following table sets forth, as of December 31, 2003, the location, the date on which operations commenced, the number of units, and the Partnership’s interest in its ALCs.

COMMUNITY	LOCATION	OPERATIONS COMMENCED	UNITS	INTEREST
Retirement Inn of Burlingame	Burlingame, CA	1989	67	Fee-Owned
Retirement Inn of Campbell	Campbell, CA	1989	70	Fee-Owned
Covina Villa	Covina, CA	1988	62	Fee-Owned, subject to ground lease through July 1, 2037
Retirement Inn of Daly City	Daly City, CA	1989	95	Fee-Owned
Retirement Inn of Fremont	Fremont, CA	1989	68	Fee-Owned
Retirement Inn of Fullerton	Fullerton, CA	1989	68	Fee-Owned
Montego Heights Lodge	Walnut Creek, CA	1989	163	Fee-Owned
Retirement Inn of Sunnyvale	Sunnyvale, CA	1989	123	Fee-Owned
Valley View Lodge	Walnut Creek, CA	1989	125	Fee-Owned
Inn at Willow Glen	San Jose, CA	1989	83	Leased, through November 22, 2007, with an additional 10-year option

Operating Structure

The Partnership has centralized accounting, finance and other operational functions at the General Partner’s affiliate’s corporate headquarters in order to allow community-based personnel to focus on resident care. The General Partner is responsible for establishing policies and procedures relating to resident care, hiring and training employees, accounting and finance functions including billing and collection, accounts payable, tax planning and compliance, and providing overall strategic direction to the Partnership’s communities. The General Partner also oversees all aspects of community-based operations, including marketing and sales activities, resident care, the hiring of community executives, care managers and other community-based personnel, and compliance with applicable local and state regulatory requirements.

Community Staffing

Each of the Partnership’s communities has an executive director responsible for the day-to-day operations, including quality of care, resident services, sales and marketing, and financial performance. The executive director is supported by a director, who oversee the care and service of the community’s residents, a director of community relations, who is responsible for selling the communities’ services, and other key positions including the dining services coordinator, the program coordinator and the maintenance coordinator.

Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. As permitted by state law, care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a community varies according to the level of care required by the residents of the community and the numbers of residents receiving care services, such as Alzheimer’s care.

The Partnership believes that its communities can be most efficiently managed by maximizing direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents.

ITEM 3. LEGAL PROCEEDINGS

Other than the ordinary litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceeding pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II alleging sexual harassment and discrimination. During that same year, four other employees of the same ALC filed EEOC claims arising out of the same facts. In 2002, the two lawsuits were submitted to mediation and settled. The four remaining claims were submitted to binding arbitration and settled in 2003. Amounts paid in the settlement were not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

No matters were submitted to Unit holders during the fiscal year.

On March 24, 2004, Acquisition Sub, ARVAL and Atria filed the Offer to Purchase on Schedule 14A relating to (i) a tender offer by Acquisition Sub for all of the limited partnership units of the Partnership (“Units”) that ARVAL does not own and (ii) a solicitation of the holders of the Units to consent to a proposal to effect a merger transaction pursuant to which Acquisition Sub would merge with and into the Partnership and ARVAL would acquire the entire equity interest in the Partnership. Because the transactions contemplated by the Offer to Purchase is a Rule 13e-3 “going private” transaction under the Securities Exchange Act of 1934, as amended, the Offer to Purchase was also filed with the SEC in compliance with that rule.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no formal, established public trading market for the Partnership’s Units, and secondary sales activity for the Units is limited to sporadic sales which occur within an informal secondary market or in connection with third party tender offers for the Units. As of March 22, 2004, there were approximately 1,624 Unit Holders of record owning approximately 35,020 units. As of March 22, 2004, ARVAL owned approximately 18,322 limited partnership units, representing approximately 52.3% of the outstanding limited Partnership units.

There are no Partnership units (i) that are subject to outstanding options or warrants to purchase, or securities convertible into, Partnership units, (ii) that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or that the Partnership has agreed to register under the Securities Act for sale by unitholders or (iii) that are being, or have been publicly proposed to be, publicly offered by the Partnership, the offering of which could have a material effect on the market price of the Partnership units.

Information appearing under Schedule II and the Sections entitled “Special Factors – Determination of the Offer Price – (B) Prices of Units in Secondary Market Sales Reported to the Partnership” and “– (C) Recent Tender Offers” of the Offer to Purchase is hereby incorporated by reference.

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

	2003	2002	2001	2000	1999
	(In Thousands Except Unit Data)
Revenue	$24,495	$23,430	$23,458	$21,316	$20,876
Net income (loss)	742	1,195	985	(687)	1,435
Net income (loss) (per limited partner unit)	20.97	33.78	27.85	(19.42)	40.99
Total assets	40,505	39,336	41,568	39,556	38,543
Partners’ deficit	(4,234)	(4,976)	(3,171)	(3,656)	(2,895)
Notes payable	41,506	41,776	42,024	41,226	39,545
Per limited partner unit:
Distributions of earnings	—	84.81	14.13	—	40.99
Distributions - return of capital	—	—	—	2.12	461.33
Total distributions	—	84.81	14.13	2.12	502.32

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Partnership has controlling interests, have been consolidated into the financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Carrying Value of Real Estate. Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Lease term, or life of assets if shorter
Furniture, fixtures and equipment	3 to 7 years

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

Use of Estimates. In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of expenses during the reporting period.

Actual results could differ from those estimates.

Impound Accounts. The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets. As of December 31, 2003 and December 31, 2002, the impound balances were $2,464,000 and $2,696,000, respectively.

Deferred Financing Cost. The Partnership defers and amortizes financing costs using the effective interest method over the term of the respective notes payable, and includes them in other deferred financing costs.

Revenue Recognition. Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent. Revenue is recognized in the period in which services are provided. Revenue received in advance of the period the services are performed is recorded in tenant-prepaid rents and services.

General Liability Insurance. For the period April 1, 2001 through March 31, 2003, the Partnership utilized third-party insurance for losses and liabilities associated with general and professional liability claims subject to established self insured retention levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles. Commencing April 1, 2003, the Partnership was able to secure general and professional liability insurance with no self-insured retention.

Reclassifications. The Partnership has reclassified certain prior period amounts to conform to the December 31, 2003 presentation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 revised, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The Partnership has not completed their evaluation of the effect of the adoption of the provisions of FIN 46 on the Partnership’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Partnership adopted SFAS No. 145 in 2003 and has classified losses on debt extinguishment as a component of costs and expenses in the consolidated statement of operations.

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

Management of the Partnership expects that cash generated from the operations of the ALCs will be adequate to pay operating expenses and current capital requirements for the next 12 months. During 2003, net cash provided by operating activities was approximately $3.1 million compared to approximately $2.2 million and $3.7 million for 2002 and 2001, respectively. The increase between years relates primarily to changes in working capital.

During 2003, net cash used in investing activities was $1.1 million compared to $1.0 million and $1.3 million for 2002 and 2001, respectively. The principal components for 2003 were capital improvement.

During 2003, net cash used in financing activities was $0.3 million compared to $3.3 million and $0.2 million for 2002 and 2001, respectively. The principal components for 2003 were principal repayments.

Given the age of the Partnership’s ALCs (ages range from 15 to 27 years with an average age of 23.5 years), the General Partner has continued the Partnership’s refurbishment program put in place to repair, maintain and physically improve its ALCs. The Partnership expects to fund repairs and improvements primarily from its operating cash flow. The General Partner expects that the cash to be generated from operations of the Partnership’s communities will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of loans.

The General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from ARVP II’s operations or sale of properties. The General Partner believes that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates. The Partnership has notes payable of approximately $41.5 million as of December 31, 2003, which mature over the next 33 years.

Capital Resources

For the most recent three years, the Partnership has continued its refurbishment program in order to repair, maintain and physically improve the ten ALCs. These refurbishment expenditures were funded with cash flow from operations. The Partnership expects to continue the refurbishment program and expect that the funds for these improvements should be available from operations, cash on hand or other financing alternatives. The Partnership’s estimated capital needs for 2004 is $1.6 million. Other than as disclosed above, there are no known material trends, favorable or unfavorable, in its capital resources, and there is no expected change in the mix of such resources.

To protect the Partnership against lawsuits and claims relating to general and professional liability, the Partnership currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, its coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. As a result of these uncertainties in both deductible amounts and premiums, there can be no assurances that Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms if at all.

The following table summarizes the Partnership’s contractual obligations at December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Operating Leases	$378	$389	$398	$400	$403	$6,444
Long-term Debt	292	306	306	306	306	39,990

Results Of Operations

THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

The following table sets forth a comparison of the year ended December 31, 2003 and the year ended December 31, 2002. The percentage increase (decreases) are based upon actual numbers from the consolidated Statement of Operations, rounded to the nearest thousand.

	2003	2002	Increase/ (decrease)
	(Dollars In Millions)
Revenues:
Rent and assisted living	$23.98	$22.90	4.68%
Interest and other	0.52	0.53	(1.14)%

Total revenues	24.50	23.43	4.55%

Costs and expenses:
Rental property operations and assisted living	15.71	14.82	6.02%
General and administrative	1.51	1.07	40.82%
Communities rent	0.38	0.37	0.54%
Depreciation and amortization	1.60	1.48	8.26%
Property taxes	0.65	0.60	7.99%
Advertising	0.39	0.36	8.26%
Interest	3.51	3.52	(0.37)%

Total costs and expenses	23.75	22.22	6.83%

Income before franchise taxes	0.75	1.21	(37.48)%
Franchise taxes	0.01	0.01	9.09%

Net income	$0.74	$1.20	(37.91)%

The increase of $1.08 million, or 4.68%, in rent and assisted living revenues is primarily attributable to:

•	the increase in average occupancy to 84% for the year ended December 31, 2003 as compared with 82% for the year ended December 31, 2002; and

•	the increase in rent and assisted living average rate per occupied unit to $2,588 for the year ended December 31, 2003 as compared with $2,514 for the year ended December 31, 2002.

The increase in rental property operations and assisted living expenses of $0.89 million, or 6.02%, is primarily attributable to:

•	increased payroll costs including incentive programs, medical insurance and worker’s compensation of $.56 million;

•	increased variable expenses, purchased services, and utilities cost as the result of increased occupancy of $.20 million; and

•	increased property management fees resulting from an increase in revenue of $.10 million.

The increase in general and administrative costs of $0.44 million, or 40.82%, is primarily attributable to:

•	increased accounting and consulting fees of $.15 million;

•	increased property general liability insurance of $.28 million; and

•	increased bad debt expense of $.06 million partially offset by a decrease in partnership management fees.

The increase in property taxes of $0.05 million, or 7.99% is primarily due to prior year property tax refunds received in 2002 and the reassessment of the personal property values of some of our ALCs.

The increase in advertising expenses of $0.03 million, or 8.26%, is primarily due to the increase in promotions, special events and yellow pages advertising in an effort to promote occupancy.

The decrease in interest expense of $0.01 million, or (0.37)%, is primarily attributable to principal repayments of loans.

THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

The following table sets forth a comparison of the year ended December 31, 2002 and the year ended December 31, 2001. The percentage increase (decreases) are based upon actual numbers from the consolidated Statement of Operations, rounded to the nearest thousand.

	2002	2001	Increase/ (decrease)
	(Dollars In Millions)
Revenues:
Rent and assisted living	$22.90	$22.96	(0.25)%
Interest and other	0.53	0.50	6.06%

Total revenues	23.43	23.46	(0.12)%

Costs and expenses:
Rental property operations and assisted living	14.82	14.78	0.25%
General and administrative	1.07	1.18	(9.26)%
Communities rent	0.37	0.38	(0.80)%
Depreciation and amortization	1.48	1.51	(2.31)%
Property taxes	0.60	0.66	(8.66)%
Advertising	0.36	0.32	14.15%
Interest	3.52	3.58	(1.70)%
Loss from write-off of loan fees due to refinancing	—	0.05	(100.00)%

Total costs and expenses	22.22	22.46	(1.06)%

Income before franchise taxes	1.21	1.00	21.21%
Franchise taxes	0.01	0.01	10.00%

Net income	1.20	.98	21.32%

The decrease of $0.06 million, or (0.25)%, in rent and assisted living revenues is primarily attributable to:

•	the decrease in average occupancy to 82% for the year ended December 31, 2002 as compared with 90% for the year ended December 31, 2001; offset by

•	the increase in rent and assisted living average rate per occupied unit to $2,514 for the year ended December 31, 2002 as compared with $2,314 for the year ended December 31, 2001; and

•	the increase in assisted living penetration to 57.9% for the year ended December 31, 2002 as compared with 54.6% for the year ended December 31, 2001.

The increase in rental property operations and assisted living expenses of $0.04 million, or 0.25%, is primarily attributable to:

•	increased payroll costs including incentive programs, medical insurance and worker’s compensation, partially offset by

•	decreased variable expenses, purchased services, and utilities cost as the result of a decrease in occupancy.

The decrease in general and administrative costs of $0.11 million, or (9.26)%, is primarily attributable to:

•	decreased legal expense due to a lawsuit settlement at one of our ALCs in late 2001;

•	decreased accounting and consulting fees; partially offset by

•	increased property general liability insurance.

The decrease in depreciation and amortization of $0.03 million, or (2.31)%, is primarily due to:

•	decreased amortization of loan fees as a result of the refinancing of certain loans in 2001; partially offset by

•	increased depreciation expense for capital improvement additions.

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

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Partnership’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks related to fluctuations in the interest rates on the Partnership’s fixed rate notes payable. With respect to the Partnership’s fixed rate notes payable, changes in the interest rates affect the fair market value of the notes payable, but not our earnings or cash flows. The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. The Partnership does not currently have any variable interest rate debt and, therefore, is not subject to interest rate risk associated with variable interest rate debt. Currently, the Partnership does not utilize interest rate swap or exchange agreements and, therefore, is not subject to interest rate risk associated with interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and the Reports of Independent Auditors are listed at Item 15 and are included beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The General Partner, by its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Partnership’s design and operation of disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of March 19, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

As an entity, the Partnership has no directors or executive officers. ARVAL serves as the Managing General Partner. The Partnership’s General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to the limited partners’ rights to approve or disapprove of the sale of all or substantially all of our assets.

Executive Officers and Directors of the General Partner

The following table sets forth-certain information regarding the executive officers and directors of ARVAL as of December 31, 2003.

Name	Position with the Company	Age
John A. Moore	Chief Executive Officer and Director	42

Mark Jessee	Chief Financial Officer	43

Carmin Grandinetti	Senior Vice President, General Counsel and Secretary	46

Douglas Armstrong	Senior Vice President, Special Counsel and Assistant Secretary	50

Julie Harding	Chief Marketing Officer	37

Bernard Wheeler-Medley	Senior Vice President and Chief Quality Officer	48

Matthew J. Lustig	Chairman of the Board of Directors	43

Joseph D. Kasman	Director	46

John A. Moore. From November 1996 to March 1998, Mr. Moore was Executive Vice President of Finance for World Financial Properties, a Canadian-based real estate company with global interests, located at One Liberty Plaza, New York, New York 10006. From March 1998 to December 2001, he was a Principal and Chief Financial Officer of Lazard Frères Real Estate Investors L.L.C. (“LFREI”). LFREI’s activities consist principally of acting as a general partner of several real estate investment partnerships. LFREI is the general partner of limited partnerships, which were formed to invest in companies active in the real estate industry and is managing member of Prometheus Senior Quarters LLC. Prometheus Senior Quarters LLC indirectly wholly-owns Atria, which is the sole stockholder of ARVAL. Since January 2002, Mr. Moore has acted as a Managing Principal and the Chief Financial Officer of LFREI. Since October 2003, Mr. Moore has served as Chief Executive Officer of ARVAL and has been a Director since 1999.

Mark D. Jessee. Since October 2003, Mr. Jessee has served as Chief Financial Officer of ARVAL. Since March 2001, Mr. Jessee has served as Chief Financial Officer for Atria Senior Living Group, Inc. (formally Atria, Inc.). From July 1997 until February 2001, Mr. Jessee served as Vice President of Finance for Atria, Inc.

Carmin Grandinetti. Since November 19, 2003, Mr. Grandinetti has served as Senior Vice President, Secretary and General Counsel of ARVAL. Since April 12, 1999, Mr. Grandinetti has served as Senior Vice President and General Counsel for Atria. From January 1, 1989 to April 11, 1999, Mr. Grandinetti was a member of the law firm of Greenbaum Doll & McDonald, PLLC, engaged in the private practice of law.

Douglas Armstrong. Mr. Armstrong was promoted to Senior Vice President, Secretary and General Counsel of ARVAL in January 2002 and on November 19, 2003 became Senior Vice President, Special Counsel and Assistant Secretary. Mr. Armstrong was retained in January 1998 as legal counsel. Subsequently, he was promoted to the position of Vice President, Legal Counsel for ARVAL.

Julie Harding. Since June 2003, Ms. Harding has served as Chief Marketing Officer for Atria. Before that time, she served as the Senior Vice President, Sales/Marketing for Atria Retirement and Assisted Living since June 2000 after working in various senior corporate communications functions since joining the company in April 1998.

Bernard Wheeler-Medley. Mr. Wheeler-Medley joined the legal department of ARVAL in 1996 and served as an officer and Associate General Counsel for ARVAL until 2002. Since 2002, Mr. Wheeler-Medley has served as Chief Quality Officer of ARV.

Matthew J. Lustig. Since 1994, Mr. Lustig has served as Managing Director of Lazard Freres & Co. LLC. From April 1999 to September 1999, Mr. Lustig served as acting Chief Executive Officer of LFREI. Since January 2002, Mr. Lustig has served as Managing Principal of LFREI. Mr. Lustig has been a Director since 2003. Mr. Lustig is also a Director of iStar Financial Inc.

Joseph D. Kasman. Since January 1994, Mr. Kasman has served as President of Kasman Capital, Inc., a real estate firm located at 401 Clairmont Avenue, Suite 3, Thornwood, New York 10594. Since June 2001, Mr. Kasman has served as Managing Member of Katonah Storage Partners, LLC, a storage company located at 401 Clairmont Avenue, Suite 3, Thornwood, New York 10594. Mr. Kasman has been a Director since 2003.

None of the above noted directors or officers is related to any other director or officer by blood or marriage and none of the directors or officers is involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

The board of directors of General Partner has determined that it has at least one financial expert serving on its board of directors. John A. Moore is an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K, and is not “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership pursuant to Rule 16a-3(e) during the Partnership’s fiscal year ended December 31, 2003 and Form 5 and amendments thereto furnished to the Partnership with respect to the Partnership’s fiscal year ended December 31, 2003, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-K, the Partnership is not aware of any person who, at any time during the Partnership’s fiscal year ended December 31, 2003, was a beneficial owner of more than 10 percent of the Partnership’s units (or was a director or officer of ARVAL, the Partnership’s general partner), or any other person subject to Section 16 of the Securities Exchange Act of 1934, as amended, with respect to the Partnership because of the requirements of Section 30 of the Investment Company Act of 1940, as amended, or Section 17 of the Public Utility Holding Company Act, as amended, that failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the Partnership’s fiscal year ended December 31, 2003 or prior fiscal years.

Code of Ethics

Atria has adopted a code of ethics that applies to the officers of Atria and its subsidiaries, including ARVAL, the general partner of the Partnership. The Partnership has no officers; however, because ARVAL is the general partner of the Partnership, the officers of ARVAL function as the principal executive, financial and accounting officers of the Partnership. Therefore, such persons, in performing such functions, are subject to such code of ethics.

The Partnership will provide to any person without charge, upon request, a copy of such code of ethics by contacting the Partnership, c/o ARVAL, 501 South Fourth Avenue, Suite 140, Louisville, KY 40202, Attention: Carmin Grandinetti.

ITEM 11. EXECUTIVE COMPENSATION

As an entity, the Partnership has no officers or directors. Its General Partner manages ARVP II. The Partnership compensates its General Partner as set forth in the table below.

Acquisition Fees
(ARV Assisted Living, Inc.)	A property acquisition fee of 2% of Gross Offering Proceeds (as defined in the ARVP II Partnership Agreement) to be paid for services in connection with the selection and purchase of projects and related negotiations. In addition, a development, processing and renovation fee of 5.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing ALCs and the development, processing or construction of projects we have developed. There were no property acquisition fees or development, processing and renovation fees for the years ended December 31, 2003, 2002 and 2001.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)	Rent-up and staff training fees of 4.5% of the Gross Offering Proceeds allocated to each specific acquired or developed Project. Such fees will be paid for services in connection with the opening and initial operations of the projects including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ended December 31, 2003, 2002 and 2001.

Property Management Fees
(ARV Assisted Living, Inc.)	A property management fee of 5% of gross revenue is paid for managerial services including general supervision, hiring of onsite management personnel employed by ARVAL, renting of units, installation and provision of food service, maintenance, and other operations. For the years ended December 31, 2003, 2002, and 2001, the property management fee amounted to $1,223,000, $1,168,000, and $1,163,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)	A partnership management fee of 10% of cash flow before distributions is paid for implementing our business plan and supervising and managing our affairs including general administration and coordination of legal, audit, tax, and insurance matters. For the years ended December 31, 2003, 2002, and 2001, our partnership management fee amounted to $194,000, $248,000, and $246,000, respectively.

Sale of Partnership Projects
(General Partners)	The ARVP II Limited Partnership Agreement permits payment in the form of real estate commissions to the General Partner or its Affiliates. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. For the years ended December 31, 2003, 2002, and 2001, no real estate commissions were paid.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)	ARVAL is entitled to receive 15% of the proceeds of sale or refinancing of assets of the partnership subordinated to a return to the limited partners of Initial Capital Contributions (as defined in the ARVP II, Partnership Agreement) plus an 8%-10% (depending on the timing of the limited partners’ investment) per annum cumulative, but not compounded, return thereon from all sources. For the years ended December 31, 2003, 2002 and 2001, no incentive compensation was earned.

Partnership Interest
(General Partner and Special Limited Partners)	1% of all items of capital, profit or loss, and liquidating Distributions, subject to a capital account adjustment, are paid to the General Partners and Special Limited Partners.

Reimbursed Expenses
(General Partners)	All of the Partnership’s expenses are billed directly to and paid by the Partnership. The General Partner may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by the Partnership. ARVAL is reimbursed for administrative services necessary to the Partnership’s prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount that the Partnership would be required to pay to independent parties for comparable administrative services in the same geographic location. Total reimbursements to ARVAL amounted to $10.1 million, $10.6 million, and $9.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

See also Footnote 3 of Notes to Financial Statements (Transactions with Affiliates).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Limited Partnership Units	ARV Assisted Living, Inc.	18,322 units	52.3%
	501 S. Fourth Ave. Ste 140	Direct ownership
	Louisville, KY 40202

There are no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the compensation earned by the Partnership’s General Partner, as set out under Item 11 above, no General Partner or Affiliate receives any direct or indirect compensation from the Partnership. ARVAL receives a management fee of 5% of Gross Revenues (as defined in the Partnership Agreement). Because these fees are payable without regard to whether particular ALCs are generating Cash Flow (as defined in the Partnership Agreement) or otherwise benefiting the Partnership, a conflict of interest could arise in that it might be to the advantage of ARVAL that a community be retained or refinanced rather than sold. On the other hand, an affiliate of ARVAL may earn a real estate commission on sale of a property, creating an incentive to sell what might be a profitable property.

The General Partner has authority to invest the Partnership’s funds in properties or entities in which it or any of its affiliates have an interest, provided the Partnership acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. ARVAL or any of its affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Partnership, provided that such property is purchased by the Partnership at cost (including acquisition, closing and carrying costs). ARVAL will not commingle the Partnership’s funds with those of any other person or entity.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed in the last fiscal year for professional services rendered by Deloitte & Touche, LLP, the Partnership’s principal auditor, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form’s 10-Q, or services that are normally provided by the auditor in connection with the statutory and regulatory filings or engagements for such fiscal year, was approximately $56,200. The fees billed for professional services rendered by KPMG, LLP, the Partnership’s predecessor auditor, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form’s 10-Q, or services that are normally provided by the auditor in connection with the statutory and regulatory filings or engagements for the fiscal year ended December 31, 2002, was $46,775.

Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax planning were $15,000 for each of the two years ended December 31, 2003 and 2002. Tax-related services primarily related to review and preparation of federal and state tax returns and partnership K-1 reports.

All Other Fees. There were no fees billed in either of the last two fiscal years for products or services provided by Deloitte & Touche, LLP or KPMG, LLP other than the services reported in the two preceding paragraphs.

General Partner’s Board of Directors Pre-Approval Policies. In accordance with established practice and procedure, the Board of Directors of ARVAL is required to approve in advance any and all audit services and permitted non-audit services provided to the

Partnership by its independent auditors (subject to the de minimus exception of Section 10A(i)(1)(B) of the Exchange Act), all as required by applicable law. On May 5, 2003 the Board of Directors of ARVAL approved Deloitte & Touche, LLP as the Partnership’s independent auditors for fiscal 2003. On November 13, 2003, the Chief Executive Officer, who is also a director of ARVAL, approved and signed the engagement letter for audit services to be rendered by Deloitte & Touche, LLP. All of the audit and non-audit services performed by the independent auditor in fiscal 2003 were pre-approved by the Board of Directors of ARVAL. For the fiscal years ended December 31, 2003 and 2002, none of the services described above under the captions “Audit- Related Fees,” “Tax Fees” or “All Other Fees” was covered by the de minimus exception. The Partnership’s independent auditors did not perform any nonaudit services in 2003 or 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements:

•	Independent Auditors’ Report – Deloitte & Touche, LLP;

•	Independent Auditors’ Report – KPMG LLP;

•	Consolidated Balance Sheets - December 31, 2003 and 2002;

•	Consolidated Statements of Operations - Years Ended December 31, 2003, 2002, and 2001;

•	Consolidated Statements of Partners’ Deficit - Years Ended December 31, 2003, 2002 and 2001;

•	Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001;

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 2003.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

2.1	Offer to Purchase and Consent Solicitation Statement, dated March 24, 2004 (filed as the definitive Schedule 14A, filed with the SEC on March 24, 2004 by ARVAL, Atria and ARVP II Acquisition, L.P. (File No. 33-20413).

3.1	The Limited Partnership Agreement of American Retirement Villas Properties II, a California limited partnership, effective as of February 9, 1988 (filed as an exhibit to Post-Effective Amendment No. 2 to Form S-1 of the Partnership, filed with the SEC on May 3, 1989 (Registration No. 33-20385).

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

(b)	Reports on Form 8-K

•	The Partnership filed an 8-K report regarding a proposed merger agreement between the General Partner and Prometheus Assisted Living, LLC on January 13, 2003.

•	On May 9, 2003 the Partnership filed an 8-K report regarding the change in independent accountants.

•	On October 2, 2003 the Partnership filed an 8-K report regarding change of the chief executive officer of the Managing General Partner.

•	On December 15, 2003, the Partnership filed on Form 8-K a current report regarding its press release responding to an unsolicited “mini tender” offer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP

BY:	ARV ASSISTED LIVING, INC., ITS GENERAL PARTNER

	By:	/s/ John A. Moore
John A. Moore Chief Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN A. MOORE John A. Moore	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ MARK JESSEE Mark Jessee	Chief Financial Officer (Principal Financial & Accounting Officer)	March 30, 2004

/s/ MATHEW J. LUSTIG Mathew J. Lustig	Chairman of the Board of Director	March 30, 2004

/s/ JOSEPH D. KASMAN Joseph D. Kasman	Director	March 30, 2004

(c)	Exhibits

Exhibit Number	Description

2.1	Offer to Purchase and Consent Solicitation Statement, dated March 24, 2004 (filed as the definitive Schedule 14A, filed with the SEC on March 24, 2004 by ARVAL, Atria and ARVP II Acquisition, L.P. (File No. 33-20413).

3.1	The Limited Partnership Agreement of American Retirement Villas Properties II, a California limited partnership, effective as of February 9, 1988 (filed as an exhibit to Post-Effective Amendment No. 2 to Form S-1 of the Partnership, filed with the SEC on May 3, 1989 (Registration No. 33-20385).

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Annual Report - Form 10-K

Financial Statements and Schedule

Items 8 and 15(a)

December 31, 2003, 2002 and 2001

(With Independent Auditors’ Reports Thereon)

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Annual Report - Form 10-K

Items 8 and 15(a)

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors’ Report

To ARV Assisted Living, Inc.

as the Managing General Partner

of American Retirement Villas Properties II:

We have audited the consolidated balance sheet of American Retirement Villas Properties II, a California Limited Partnership, and subsidiaries (the “Partnership”) as of December 31, 2003 and the related consolidated statements of operations, partners’ deficit, and cash flows for the year then ended. Our audit also included the 2003 financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Retirement Villas Properties II and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 financial statement schedule, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Costa Mesa, California

March 23, 2004

Independent Auditors’ Report

To ARV Assisted Living, Inc.

as the Managing General Partner

of American Retirement Villas Properties II:

We have audited the consolidated balance sheet of American Retirement Villas Properties II, a California limited partnership, and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, partners’ deficit, and cash flows for the years ended December 31, 2002 and 2001. In connection with our audits of the consolidated financial statements, we have also audited the 2002 and 2001 information included in the financial statement schedule of real estate and related accumulated depreciation and amortization. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties II and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 and 2001 information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, California

February 28, 2003

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except units)

ASSETS

	2003	2002
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $10,822 and $9,911 in 2003 and 2002, Respectively	18,753	19,454
Leasehold property and improvements, less accumulated depreciation of $1,457 and $1,373 in 2003 and 2002, respectively	369	312
Furniture, fixtures and equipment, less accumulated depreciation of $1,580 and $1,422 in 2003 And 2002, respectively	1,453	1,394
Construction in progress	264	101

Net properties	32,292	32,714
Cash and cash equivalents	4,069	2,366
Deferred financing costs, less accumulated amortization of $80 and $52 in 2003 and 2002, respectively	900	928
Other assets, including impound accounts of $2,464 and $2,696 in 2003 and 2002, respectively	3,244	3,328

	$40,505	$39,336

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Notes payable	$41,506	$41,776
Accounts payable	84	192
Accrued expenses	2,718	1,788
Amounts payable to affiliate	380	340
Tenant prepaid rent and assisted living services	33	198
Distributions payable to partners	18	18

Total liabilities	44,739	44,312

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
General Partner	1	1
Special Limited Partners	105	97
Limited Partners, 35,020 units authorized, issued and outstanding	(4,340)	(5,074)

Total Partners’ deficit	(4,234)	(4,976)

	$40,505	$39,336

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(In thousands, except amounts per unit)

	2003	2002	2001
Revenues:
Rent	$19,616	$18,869	$19,034
Assisted living	4,360	4,036	3,929
Interest	24	58	175
Other	495	467	320

Total revenues	24,495	23,430	23,458

Costs and expenses:
Rental property operations (including $7,981, $8,500 and $7,699 related to affiliates in 2003, 2002 and 2001, respectively)	12,874	12,104	11,975
Assisted living (including $2,808, $2,686 and $2,802 related to affiliates in 2003, 2002 and 2001, respectively).	2,838	2,716	2,808
General and administrative (including $828, $744 and $534 related to affiliates in 2003, 2002 and 2001, respectively)	1,504	1,068	1,177
Communities rent	375	373	376
Depreciation and amortization	1,599	1,477	1,512
Property taxes	649	601	658
Advertising	393	363	318
Interest	3,509	3,522	3,583
Loss from write-off of loan fees due to refinancing	—	—	56

Total costs and expenses	23,741	22,224	22,463

Income before franchise taxes	754	1,206	995
Franchise taxes	12	11	10

Net income	$742	$1,195	$985

Net income per limited partner unit	$20.97	$33.78	$27.85

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Consolidated Statements of Partners’ Deficit

Years ended December 31, 2003, 2002 and 2001

(In thousands, except amounts per unit)

	GENERAL PARTNER	SPECIAL LIMITED PARTNERS	LIMITED PARTNERS	TOTAL PARTNERS’ DEFICIT
Balance at December 31, 2000	1	111	(3,768)	(3,656)
Distribution to partners ($14.13 per limited partner unit)	—	(5)	(495)	(500)
Net income	—	9	976	985

Balance at December 31, 2001	1	115	(3,287)	(3,171)
Distribution to partners ($84.81 per limited partner unit)	—	(30)	(2,970)	(3,000)
Net income	—	12	1,183	1,195

Balance at December 31, 2002	1	97	(5,074)	(4,976)
Net income	—	8	734	742

Balance at December 31, 2003	$1	$105	$(4,340)	$(4,234)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$742	$1,195	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,599	1,477	1,512
Loss on debt extinguishment	—	—	56
Change in assets and liabilities:
Other assets	84	(335)	434
Accounts payable and accrued expenses	822	(335)	484
Tenant prepaid rent and assisted living services	(165)	72	125
Amounts payable to affiliate	40	104	107

Net cash provided by operating activities	3,122	2,178	3,703

Cash flows used in investing activities:
Capital expenditures	(1,149)	(952)	(1,294)
Refund of purchase deposit, net	—	—	3

Net cash used in investing activities	(1,149)	(952)	(1,291)

Cash flows from financing activities:
Principal repayments on notes payable	(270)	(248)	(11,636)
Proceeds from notes payable	—	—	12,434
Loan fees	—	(8)	(484)
Distributions paid	—	(3,020)	(487)

Net cash used in financing activities	(270)	(3,276)	(173)

Net increase (decrease) in cash and cash equivalents	1,703	(2,050)	2,239
Cash and cash equivalents at beginning of year	2,366	4,416	2,177

Cash and cash equivalents at end of year	$4,069	$2,366	$4,416

Supplemental disclosure of cash flow information – cash paid during the year for interest	$3,300	$3,321	$3,169

Supplemental disclosure of non-cash financing activities-distributions accrued to partners	$—	$18	$38

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of American Retirement Villas Properties II, A California Limited Partnership and its subsidiaries (the “Partnership”). Subsidiaries, which include limited partnerships and limited liability companies in which the Partnership has controlling interests, have been consolidated into the financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Accounting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Leasehold property and improvements	Lease term, or life of assets if shorter
Furniture, fixtures and equipment	3 to 7 years

Properties consist of the following as of December 31 (in thousands):

	2003	2002
Land	$11,453	$11,453
Buildings and improvements	29,575	29,365
Leasehold property and improvements	1,826	1,685
Furniture, fixtures and equipment	3,033	2,816
Construction in progress	264	101

	46,151	45,420
Accumulated depreciation	(13,859)	(12,706)

Total properties, net	$32,292	$32,714

The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. At December 31, 2003, the Partnership does not believe that the carrying value or the depreciation periods of its long-lived assets requires any adjustment.

Use of Estimates

In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of expenses during the reporting period.

Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash balances, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impound Accounts

The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets. As of December 31, 2003 and December 31, 2002, the impound balances were $2,464,000 and $2,696,000, respectively.

Deferred Financing Costs

The Partnership defers and amortizes financing costs using the effective interest method over the term of the respective notes payable, and includes them in other assets.

Revenue Recognition

Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent. Revenue is recognized in the period in which services are provided. Revenue received in advance of the period the services are performed is recorded in tenant-prepaid rents and services.

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

Advertising Costs

The Partnership expenses all advertising costs as they are incurred.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership.

The Partnership has not requested a ruling from the Internal Revenue Service to the effect that the Partnership will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership has received an opinion of counsel as to our tax status prior to the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

Following are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and for federal income tax reporting purposes at December 31 (in thousands):

	2003		2002
	GAAP BASIS	TAX BASIS(1)	GAAP BASIS	TAX BASIS(1)
Total Assets	$40,505	$48,371	$39,336	$47,361

Total Liabilities	44,739	44,739	44,312	44,312

Following are the differences between the financial statement and tax return income (in thousands):

	2003	2002	2001
Net income per financial statements	$742	$1,195	$985
Guaranteed payments to partners(1)	1,417	1,412	1,410
Depreciation differences on property(1)	(493)	(525)	(439)
Amortization differences on intangible assets(1)	38	37	40
Other(1)	(105)	(275)	455

Taxable income per Federal tax return(1)	$1,599	$1,844	$2,451

(1)	Unaudited

Net Income Per Limited Partner Unit

The Partnership based net income per limited partner unit is calculated based on the weighted-average number of limited partner units outstanding of 35,020 for the years ended December 31, 2003, 2002 and 2001. Special Limited Partner’s (SLP’s) and the General Partner’s (GP) share of earnings, 1% for both, is deducted from earnings before computing earnings per limited partner unit summarized as follows:

	2003	2002	2001
Net income as reported	$741,661	$1,194,838	$985,248
Less: Net income attributable to SLP’s and GP	(7,417)	(11,948)	(9,852)

Net income attributable to Limited Partners	$734,244	$1,182,890	$975,396

Weighted average number of Limited Partner units outstanding	35,020	35,020	35,020
Net income per Limited Partner unit	$20.97	$33.78	$27.85

Reclassifications

The Partnership has reclassified certain prior period amounts to conform to the December 31, 2003 presentation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 revised, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The Partnership has not completed their evaluation of the effect of the adoption of the provisions of FIN 46 on the Partnership’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. The Partnership adopted SFAS No. 145 in 2003 and has classified losses on debt extinguishment as a component of costs and expenses in the consolidated statement of operations.

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

The Partnership’s General Partner is ARV Assisted Living, Inc. (“ARVAL”), a Delaware corporation, and the individual special limited partners are John A. Booty, John S. Jason, Gary L. Davidson and Tony Rota. The Partnership’s General Partner and special limited partners are not required to make capital contributions to the Partnership.

Profits and losses for financial and income tax reporting purposes shall be generally allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99.00% to the Limited Partners. Cost recovery deductions for each year are allocated 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99.00% to the Limited Partners who are taxable investors. Negative balances in the Limited Partners capital account results primarily from excess distributions of the Partnership. Limited Partners are not required to repay negative capital balances to the Partnership.

Cash available for distribution from operations, which is determined at the sole discretion of the General Partner, is to be distributed 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99.00% to the Limited Partners.

Upon any sale, refinancing or other disposition of any real properties, distributions are to be made, 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99.00% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner’s investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner’s investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are to be split 15% between the General Partner and Special Limited Partners according to their partnership interests and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets the Partnership owns are to be distributed in accordance with positive capital account balances.

(3) TRANSACTIONS WITH AFFILIATES

ARVAL manages all of the Partnership’s properties. For this service, the Partnership incurs a property management fee of 5% of gross revenues amounting to $1,223,000, $1,168,000 and $1,163,000, for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in the rental property operations expense. Additionally, the Partnership incurs a Partnership management fee of 10% of cash flow before distribution, as defined in the Partnership Agreement, amounting to $194,000, $248,000 and $246,000, for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in general and administrative expenses. Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of capital contributions allocated to each property.

The cash reimbursement from the Partnership to ARVAL for certain expenses such as repairs and maintenance, supplies, and payroll and retirement benefit expenses they pay on the Partnership’s behalf. The total reimbursements to ARVAL are included in rental property operations, assisted living and general and administrative expenses in the accompanying statements of operations and amounted to $10.1 million, $10.6 million, and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Amounts payable to affiliates at December 31, 2003 and 2002 include expense reimbursements and accrued property management and partnership management fees.

(4) PROPERTIES

The following table sets forth, as of December 31, 2003, the location, the date on which operations commenced and number of units in the property.

COMMUNITY	LOCATION	OPERATIONS COMMENCED	UNITS
Retirement Inn of Burlingame	Burlingame, CA	1989	67
Retirement Inn of Campbell	Campbell, CA	1989	70
Covina Villa	Covina, CA	1988	62
Retirement Inn of Daly City	Daly City, CA	1989	95
Retirement Inn of Fremont	Fremont, CA	1989	68
Retirement Inn of Fullerton	Fullerton, CA	1989	68
Montego Heights Lodge	Walnut Creek, CA	1989	163
Retirement Inn of Sunnyvale	Sunnyvale, CA	1989	123
Valley View Lodge	Walnut Creek, CA	1989	125
Inn at Willow Glen	San Jose, CA	1989	83

(5) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

Covina Villa

In October 1988, the Partnership purchased Covina Villa, an existing assisted living community in Covina, California. In conjunction with the acquisition, the Partnership assumed a ground lease, expiring in 2037, covering the land on which the community is built. Pledged, as collateral for the ground lease is a security interest in the community property and in all furniture, fixtures and equipment which the Partnership has in place in the community. Rent expense under the ground lease for 2003, 2002 and 2001 was $127,000, $127,000, and $122,000, respectively.

Retirement Inns of America

In April 1989, the Partnership acquired the operations of eight existing assisted living communities located throughout California from Retirement Inns of America, Inc. As part of the purchase agreement, the Partnership acquired certain assets and assumed certain liabilities relating to the operations of the communities. The Partnership purchased three of the communities and assumed a tenant’s position under long-term operating leases for the other five communities. On March 2, 1999, the Partnership purchased its landlords’ fee interests in four of the five operating leases. Rent expense under the remaining operating lease for 2003, 2002, and 2001 was $248,000, $246,000, and $254,000, respectively.

Future minimum lease payments under the ground and community leases, which are treated as operating leases, are as follows (in thousands):

Year ending December 31:
2004	$378
2005	389
2006	398
2007	400
2008	403
Thereafter	6,444

$8,412

LITIGATION

During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II alleging sexual harassment and discrimination. During that same year, four other employees of the same ALC filed EEOC claims arising out of the same facts. In 2002, the two lawsuits were submitted to mediation and settled. The four remaining claims were submitted to binding arbitration and settled in 2003.

Other than the ordinary litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceedings pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

(6) NOTES PAYABLE

At December 31, 2003 and 2002, notes payable included the following (in thousands):

	2003	2002
HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due January 2036 through January 2037; collateralized by various properties	$41,506	$41,776

The annual principal payments of the notes payable are as follows (in thousands):

Year ending December 31:
2004	292
2005	306
2006	306
2007	306
2008	306
Thereafter	39,990

$41,506

The Partnership is subject to normal HUD requirements that include following various operational and financial guidelines.

(7) EMPLOYEE BENEFIT PLANS

Effective January 1, 1997, ARVAL established a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee’s contributions up to a maximum of 6% of the employee’s earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees’ contributions beginning on the first enrollment date following one year or 1,000 hours of service. The Partnership’s Savings Plan expense was $25,000, $23,000 and $23,000 (as a reimbursement to ARVAL) for the years ended December 31, 2003, 2002 and 2001.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable, accrued expenses, distributions payable to Partners and amounts payable to affiliate approximate fair value due to the short-term nature of these instruments. Notes payable fair value is estimated using rates currently offered for bank borrowings with similar terms. As of December 31, 2003 and 2002 the fair market value of the fixed rate notes is approximately $41.5 million and $41.8 million, respectively.

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	FOR THE QUARTER ENDED
	DECEMBER 31	SEPTEMBER 30	JUNE 30	MARCH 31
	(In Thousands, Except Per Unit Data)
2003
Total revenue	$6,464	$6,277	$5,856	$5,898
Net income (loss)	287	442	(226)	239
Net income (loss) per limited partner unit	$8.13	$12.49	$(6.39)	$6.74

2002
Total revenue	$5,793	$5,796	$5,903	$5,938
Net income	305	192	317	381
Net income per limited partner unit	$8.63	$5.43	$8.96	$10.76

Schedule III

AMERICAN RETIREMENT VILLAS PROPERTIES II,

A California Limited Partnership

Real Estate and Related Accumulated Depreciation and Amortization

December 31, 2003

(In thousands)

		INITIAL COST TO PARTNERSHIP				GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
DESCRIPTION	ENCUM- BRANCES	LAND	BLDGS AND IMPROVE- MENTS	LEASEHOLD PROPERTY AND IMPROVE- MENTS	COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION	LAND	BLDGS AND IMPROVE- MENTS	LEASEHOLD PROPERTY AND IMPROVE- MENTS	TOTAL (1)	ACCUMU- LATED DEPRE- CIATION	DATE OF ACQUI- SITION	DEPRE- CIABLE LIVES (YEARS)
Covina Villa	$—	$—	1,850	$—	$737	$—	$2,587	$—	$2,587	$1,335	10/88	35
Retirement Inns:
Burlingame	3,191	—	—	938	1,892	1,536	1,294	—	2,830	209	4/89	35
Campbell	1,759	—	—	814	2,896	2,002	1,708	—	3,710	285	4/89	35
Daly City	3,929	500	1,178	—	894	500	2,072	—	2,572	924	4/89	35
Fremont	2,935	—	—	567	1,907	1,247	1,227	—	2,474	191	4/89	35
Fullerton	2,179	500	982	—	1,053	500	2,035	—	2,535	842	4/89	35
Willow Glen	—	—	—	1,011	815	—	—	1,826	1,826	1,457	4/89	8.7	(2)
Sunnyvale	8,705	—	—	1,431	5,579	3,765	3,245	—	7,010	537	4/89	35
Valley View	11,175	1,000	4,018	—	1,704	1,000	5,722	—	6,722	2,404	4/89	35
Montego Heights	7,633	900	7,800	—	1,888	903	9,685	—	10,588	4,095	11/89	35

	$41,506	$2,900	$15,828	$4,761	$19,365	$11,453	$29,575	$1,826	$42,854	$12,279

(1)	Aggregate cost for Federal income tax purposes is $48,761 as of December 31, 2003.
(2)	Leasehold property and improvements are amortized over remaining terms of ground leases, which are shorter than the estimated useful lives.

Following is a summary of investment in properties for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Balance at beginning of year	$42,503	$42,143	$41,226
Improvements/construction	351	360	917

Balance at end of year	$42,854	$42,503	$42,143

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Balance at beginning of year	$11,284	$10,320	$9,394
Additions charged to expense	995	964	926

Balance at end of year	$12,279	$11,284	$10,320