Form 10-Q
period 2004-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES II
filed 2004-08-16
CIK 830156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.    Yes  ☒    No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $5,445,178 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of June 30, 2004 was 35,020.

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $5,445,178 through August 9, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

American Retirement Villas Properties II,

A California Limited Partnership

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Properties, at cost:
Land	$11,453	$11,453
Buildings and improvements, less accumulated depreciation of $11,251 and $10,822 at June 30, 2004 and December 31, 2003, respectively	18,354	18,753
Leasehold property and improvements, less accumulated depreciation of $1,505 and $1,457 at June 30, 2004 and December 31, 2003, respectively	328	369
Furniture, fixtures and equipment, less accumulated depreciation of $1,848 and $1,580 at June 30, 2004 and December 31, 2003, respectively	1,457	1,453
Construction in progress	182	264

Net properties	31,774	32,292

Cash and cash equivalents	4,510	4,069
Amounts receivable from affiliate	271	—
Deferred financing costs, less accumulated amortization of $94 and $80 at June 30, 2004 and December 31, 2003, respectively	888	900
Other assets, including impound accounts of $2,235 and $2,464 at June 30, 2004 and December 31, 2003, respectively	3,290	3,244

	$40,733	$40,505

LIABILITIES AND PARTNERS’ DEFICIT
Notes payable	$41,339	$41,506
Accounts payable	60	84
Accrued expenses	2,835	2,718
Amounts payable to affiliate	—	380
Tenant prepaid rent and assisted living services	108	33
Distributions payable	18	18

Total liabilities	44,360	44,739

Commitments and contingencies	—	—

Partners’ deficit:
General partners	1	1
Special limited partners	105	105
Limited partners, 35,020 units authorized, issued and outstanding	(3,733)	(4,340)

Total partners’ deficit	(3,627)	(4,234)

	$40,733	$40,505

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II,

A California Limited Partnership

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except unit data)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Revenues:
Rent	$5,278	$4,713	$10,592	$9,477
Assisted living	1,068	1,053	2,186	2,054
Interest and other	99	92	240	225

Total revenues	6,445	5,858	13,018	11,756

Costs and expenses:
Rental property operations	3,459	3,256	6,901	6,285
Assisted living	764	699	1,530	1,341
General and administrative	339	490	635	886
Communities rent	109	92	217	185
Depreciation	375	375	745	741
Property taxes	184	160	365	286
Advertising	126	112	254	214
Interest	882	900	1,764	1,805

Total costs and expenses	6,238	6,084	12,411	11,743

Net income (loss)	$207	$(226)	$607	$13

Net income (loss) per limited partner unit	$5.87	$(6.40)	$17.18	$.35

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II,

A California Limited Partnership

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$607	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	759	788
Change in assets and liabilities:
Other assets	(277)	98
Accounts payable and accrued expenses	324	128
Tenant prepaid rent and assisted living services	75	(30)
Amounts receivable from affiliates	(651)	(30)

Net cash provided by operating activities	837	967

Cash flows from investing activities:
Capital expenditures	(458)	(556)

Net cash used in investing activities	(458)	(556)

Cash flows from financing activities:
Principal repayments on notes payable	(167)	(132)
Decrease in impound accounts	229	122

Net cash provided by (used in) financing activities	62	(10)

Net increase in cash and cash equivalents	441	401
Cash and cash equivalents at beginning of period	4,069	2,366

Cash and cash equivalents at end of period	$4,510	$2,767

Supplemental disclosure of cash flow information - cash paid during the period for interest	$1,641	$1,653

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties II,

A California Limited Partnership

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2004

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

The Partnership’s management reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership’s management estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. At June 30, 2004, the Partnership’s management does not believe that the carrying value or the depreciation periods of its long-lived assets require any material adjustment nor were any made during the quarter.

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

General Liability Insurance

The Partnership is insured for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles.

Net Income Per Limited Partner Unit

The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 35,020 in the three month and six month periods ended June 30, 2004 and 2003. The Special Limited Partners’ and the General Partner’s share of earnings, 1% for both, is deducted from earnings before computing earnings per limited partner unit. During April 2004, the General Partner acquired all of the four Special Limited Partnership interests.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in whole dollars)
Net income (loss) as reported	$207,723	$(226,388)	$607,623	$12,508
Less: Net income (loss) attributable to SLP’s and GP	(2,077)	2,264	(6,076)	(125)

Net income (loss) attributable to Limited Partners	$205,646	$(224,124)	$601,547	$12,383

Weighted average number of Limited Partner units Outstanding	35,020	35,020	35,020	35,020
Net income (loss) per Limited Partner unit	$5.87	$(6.40)	$17.18	$.35

Recent Accounting Pronouncements

In January 2003 and as revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 revised, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN No. 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Effective January 1, 2004, the Partnership adopted FIN No. 46. The adoption did not have a material effect on the Partnership’s condensed consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. The Partnership’s adoption of SFAS No. 145 in 2003 has had no material effect on the condensed consolidated statements of operations.

In November 2002, the FASB issued FASB Interpretation of (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The Partnership adopted the recognition and measurement provision of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation did not have a material effect on the Partnership’s condensed consolidated financial statements.

Reclassifications

The Partnership has reclassified certain prior period amounts to conform to the June 30, 2004 presentation.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), the Partnership’s Managing General Partner and a wholly owned subsidiary of Atria Senior Living Group, Inc. (“Atria”), providing for a property management fee of five percent of gross revenues amounting to $651,000 and $587,000 for the six-month periods and $336,000 and $292,000 for the three-month periods ended June 30, 2004 and 2003, respectively. Additionally, the Partnership accrues a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $132,000 and $99,000 for the six-month periods and $59,000 and $36,000 for the three month periods ended June 30, 2004 and 2003, respectively. The Partnership has significant transactions with affiliates. Had the Partnership been operated as an unaffiliated entity, the accompanying condensed consolidated financial statements could have been materially different.

On March 24, 2004, ARVP II Acquisition, L.P., a wholly owned subsidiary of ARV, filed with the SEC an Offer to Purchase for Cash on Schedule 14A relating to (i) a tender offer for all of the limited partnership units of the Partnership that ARV does not own and (ii) a solicitation of the holders of the outstanding units for consent to a proposal to effect a merger transaction pursuant to which ARV would acquire the entire equity interest in the Partnership. The offer period for limited partners to both tender their units and vote on the proposed merger has been extended through August 26, 2004.

(3) NOTES PAYABLE

Notes payable consist of the following at (in thousands):

	June 30, 2004	December 31, 2003
HUD insured notes payable, bearing interest ranging from 7.25% to 8.06%. Monthly principal and interest payments of $297; due through January 2037; collateralized by various properties	$41,339	$41,506

The annual principal payments of the notes payable at June 30, 2004 are as follows (in thousands):

For twelve months ending June 30,
2005	$305
2006	330
2007	358
2008	387
2009	419
Thereafter	39,540

$41,339

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth a comparison of the six months ended June 30, 2004 and the six months ended June 30, 2003.

Operating Results

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,		Percentage Increase/ (decrease)
	2004	2003
Revenues:
Rent	$10,592	$9,477	11.8%
Assisted living	2,186	2,054	6.4
Interest and other	240	225	6.7

Total revenues	13,018	11,756	10.7

Costs and expenses:
Rental property operations	6,901	6,285	9.8
Assisted living	1,530	1,341	14.1
General and administrative	635	886	(28.3)
Communities rent	217	185	17.3
Depreciation	745	741.5
Property taxes	365	286	27.6
Advertising	254	214	18.7
Interest	1,764	1,805	(2.3)

Total costs and expenses	12,411	11,743	5.7%

Net income	$607	$13	4,569.2%

Rent revenues increased $1,115,000, or 11.8%, from $9,477,000 for the six-month period ended June 30, 2003 to $10,592,000 for the six-month period ended June 30, 2004 primarily due to the following:

•	the increase in average occupancy to 85.9% for the six months ended June 30, 2004 from 80.3% for the six months ended June 30, 2003; and

•	the average rental rate per occupied unit increased to $2,223 for the six months ended June 30, 2004 as compared with $2,137 for the six months ended June 30, 2003.

Assisted living revenues increased $132,000, or 6.4%, from $2,054,000 for the six-month period ended June 30, 2003 to $2,186,000 for the six-month period ended June 30, 2004 primarily due to an increase in the residents receiving assisted living services to 511 for the six-month period ended June 30, 2004 as compared with 450 for the six-month period ended June 30, 2003.

Interest and other revenue increased $15,000, or 6.7%, from $225,000 for the six-month period ended June 30, 2003 to $240,000 for the six-month period ended June 30, 2004 primarily due to an increase in net new resident processing fees.

Rental property operations expenses increased $616,000, or 9.8%, from $6,285,000 for the six-month period ended June 30, 2003 to $6,901,000 for the six-month period ended June 30, 2004 primarily due to increases in payroll and related benefits expense as well as an increase in other expenses such as food; repairs and maintenance; and equipment rental expense.

Assisted living expenses increased $189,000, or 14.1%, from $1,341,000 for the six-month period ended June 30, 2003 to $1,530,000 for the six-month period ended June 30, 2004 primarily due to an increase in payroll and related benefits.

General and administrative expenses decreased $251,000, or 28.3%, from $886,000 for the six-month period ended June 30, 2003 to $635,000 for the six-month period ended June 30, 2004 primarily due to higher general liability insurance costs in 2003 related to specific case reserves.

Community rent expense increased $32,000, or 17.3%, from $185,000 for the six-month period ended June 30, 2003 to $217,000 for the six-month period ended June 30, 2004 primarily due to higher additional rent payments as a result of increased revenues in one of the Partnership’s leased communities.

Property tax expense increased $79,000, or 27.6%, from $286,000 for the six-month period ended June 30, 2003 to $365,000 for the six-month period ended June 30, 2004 due to higher tax assessments in 2004.

Advertising expense increased $40,000, or 18.7%, from $214,000 for the six-month period ended June 30, 2003 to $254,000 for the six-month period ended June 30, 2004 primarily due to additional advertising to increase occupancy.

The decrease in interest expense of $41,000, or 2.3%, was due to principal repayments of the outstanding loan balances and a decrease in amortization of deferred financing costs.

The following table sets forth a comparison of the three months ended June 30, 2004 and the three months ended June 30, 2003.

Operating Results

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		Percentage Increase/ (decrease)
	2004	2003
Revenues:
Rent	$5,278	$4,713	12.0%
Assisted living	1,068	1,053	1.4
Interest and other	99	92	7.6

Total revenues	6,445	5,858	10.0

Costs and expenses:
Rental property operations	3,459	3,256	6.2
Assisted living	764	699	9.3
General and administrative	339	490	(30.8)
Communities rent	109	92	18.5
Depreciation	375	375	0.0
Property taxes	184	160	15.0
Advertising	126	112	12.5
Interest	882	900	(2.0)

Total costs and expenses	6,238	6,084	2.5%

Net income (loss)	$207	$(226)	(191.6)%

Rent revenues increased $565,000, or 12.0%, from $4,713,000 for the three month period ended June 30, 2003 to $5,278,000 for the three month period ended June 30, 2004 primarily due to the following:

•	the increase in average occupancy to 85.3% for the three months ended June 30, 2004 from 81.8% for the three months ended June 30, 2003; and

•	the average rental rate per occupied unit increased to $2,233 for the three months ended June 30, 2004 as compared with $2,078 for the three months ended June 30, 2003.

Assisted living revenues increased $15,000 or 1.4%, from $1,053,000 for the three-month period ended June 30, 2003 to $1,068,000 for the three-month period ended June 30, 2004 primarily due to an increase in the residents receiving assisted living services to 506 for the three-month period ended June 30, 2004 as compared with 461 for the three-month period ended June 30, 2003.

Interest and other revenue increased $7,000, or 7.6%, from $92,000 for the three-month period ended June 30, 2003 to $99,000 for the three-month period ended June 30, 2004 primarily due to an increase in net new resident processing fees.

Rental property operations expenses increased $203,000, or 6.2%, from $3,256,000 for the three-month period ended June 30, 2003 to $3,459,000 for the three-month period ended June 30, 2004 primarily due to increases in payroll and related benefits expense as well as an increase in other expenses such as food and repairs and maintenance expense.

Assisted living expenses increased $65,000, or 9.3%, from $699,000 for the three-month period ended June 30, 2003 to $764,000 for the three-month period ended June 30, 2004 primarily due to an increase in payroll and related benefits.

General and administrative expenses decreased $151,000, or 30.8%, from $490,000 for the three-month period ended June 30, 2003 to $339,000 for the three-month period ended June 30, 2004 primarily due to higher general liability insurance costs in 2003 related to specific case reserves.

Community rent expense increased $17,000, or 18.5%, from $92,000 for the three-month period ended June 30, 2003 to $109,000 for the three-month period ended June 30, 2004 primarily due to higher additional rent payments as a result of increased revenues in one of the Partnership’s leased communities.

Property tax expense increased $24,000, or 15%, from $160,000 for the three-month period ended June 30, 2003 to $184,000 for the three-month period ended June 30, 2004 due to higher tax assessments in 2004.

Advertising expense increased $14,000, or 12.5%, from $112,000 for the three-month period ended June 30, 2003 to $126,000 for the three-month period ended June 30, 2004 primarily due to additional advertising to increase occupancy.

The decrease in interest expense of $18,000, or 2.0%, was due to principal repayments of the outstanding loan balances and a decrease in amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

On a long-term basis, the Partnership’s liquidity is sustained primarily from cash flow provided by operating activities. With respect to distributions of cash flow from operations, the Managing General Partner is currently assessing both the capital improvement and operating needs of the Partnership and attempting to determine the amount of funds necessary to satisfactorily meet those needs. Consequently, pending that determination, the Partnership’s ability to make future distributions of cash flow to the Partners, if any, will remain uncertain and the amount, if any, that might be distributed cannot be predicted.

The Partnership’s management expects that cash generated from the operations of the Partnership’s properties will be adequate to pay operating expenses and current capital requirements for the next 12 months. During the six-month period ended June 30, 2004 cash provided by operating activities was $837,000 compared with $967,000 during the six-month period ending June 30, 2003. The decrease was primarily due to an increase in amounts receivable from affiliates.

During the six-month period ended June 30, 2004, cash used in investing activities was $458,000 compared to $556,000 used during the six-month period ended June 30, 2003. The decrease resulted from lower capital expenditures at the communities during 2004. Management contemplates spending approximately $784,000 for recurring capital expenditures during 2004 for physical improvements at the communities while it continues to assess long-term capital improvement needs.

During the six-month period ended June 30, 2004 cash generated in financing activities was $62,000 as compared to cash used totaling $10,000 for the six-month period ended June 30, 2003. This change was primarily due to a decrease in the impound accounts.

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

IMPACT OF INFLATION, DEFLATION AND CHANGING PRICES

To date, inflation has not had a significant impact on the Partnership. Inflation could, however, affect future revenues and operating income due to the Partnership’s dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. The Partnership’s ability to increase revenues in proportion to increased operating expenses may be limited. Operations do not typically rely to a significant extent on governmental reimbursement programs. In pricing services, the Partnership attempts to anticipate inflation levels, but there can be no assurance that the Partnership will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in the communities; the Partnership’s ability under current market conditions to maintain and increase resident charges without adversely affecting the occupancy level; the Partnership’s ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of the Partnership’s operations to generate cash flow sufficient to service the Partnership’s debt, capital expenditures and other fixed payment requirements; and the Partnership’s ability to find sources of financing and capital on satisfactory terms to meet cash requirements to the extent that they are not met by operations. Management has attempted to identify, in context, certain of the factors that they currently believe may cause actual future results to differ from current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in reports filed with the Securities and Exchange Commission, including the Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s Managing General Partner, including the Chief Executive Officer and Chief Financial Officer of ARV have conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

During April 2004, ARV acquired all of the four Special Limited Partnership Interests for approximately $105,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS

On March 24, 2004, ARVP II Acquisition, L.P., a wholly owned subsidiary of ARV filed with the SEC an Offer to Purchase for Cash on Schedule 14A relating to (i) a tender offer for all of the limited partnership units of the Partnership that ARV does not own and (ii) a solicitation of the holders of the outstanding units for consent to a proposal to effect a merger transaction pursuant to which ARV would acquire the entire equity interest in the Partnership. The offer period for limited partners to both tender their units and vote on the proposed merger has been extended through August 26, 2004.

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

AMERICAN RETIREMENT VILLAS PROPERTIES II, A CALIFORNIA LIMITED PARTNERSHIP

Date: August 16, 2004
	By:	ARV ASSISTED LIVING, INC., its managing General Partner

		By:	/s/ JOHN A. MOORE
John A. Moore
Chief Executive Officer

		By:	/s/ MARK JESSEE
Mark Jessee
Chief Financial Officer